Form 10KSB
period 2000-06-30
HEMCURE INC
filed 2005-07-06
CIK 810208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended - June 30, 2000

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from:

                       Commission file number: 33-11551-D

                                  Hemcure, Inc.
                                  -------------

                 (Name of Small Business Issuer in its charter)


               Minnesota                             84-0916792
     -----------------------------              ----------------------
     (State or other jurisdiction                  (I.R.S. Employer
     incorporation or organization)             Identification Number)


                        5353 Manhattan Circle, Suite 101
                                Boulder, CO 80303
                    (Address of principal executive offices)

                     Issuer's telephone number: 303-499-6000

           Securities registered under Section 12(b) of the Act: None

           Securities registered under Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                         9,643,502 as of May 31, 2005.

Documents Incorporated by Reference
     None.

Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ]; No [X]

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

Hemcure, Inc., (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in 1986. The registrant was organized to provide administrative and marketing services to physicians or physician groups who emphasize outpatient non-surgical treatment for hemorrhoids. The Company did not engage in the practice of medicine. Hemcure's activities consisted of providing financial, administrative, marketing and medical management services, establishing offices operating under the Hemcure name specializing in the diagnosis and treatment of hemorrhoids and providing training, equipment, supplies and non-medical services for physicians.

In connection with its corporate purposes, the registrant made a registered public offering of its common stock which became effective May 1, 1987, and was closed out on August 21, 1987. Pursuant to such offering, the registrant sold 790,302 units consisting of 790,302 shares of common stock and 395,151 common stock purchase warrants, at the public offering price of $1.25 per unit and raised a gross amount of $987,877. Each unit consisted of one share of common stock and warrant to purchase 50% of a share of common stock. Each warrant holder had an exercise period of 24 months commencing from May 5, 1987. The warrants became detachable from the units after June 1, 1987. After deduction of underwriting commissions and other expenses of the offering, net proceeds to the registrant were approximately $859,454. This offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission in New York, New York on Form S-18.

In April 1991 the Company ceased operations, liquidated the remaining assets and the proceeds were used to pay off the remaining trade debt of the Company. The State of Minnesota involuntarily dissolved the Company effective July 29, 1996. On February 16, 2005 the State of Minnesota reinstated the Company in good standing.

In January 2005, Robert Geller, John Ferris and Clifton Sherwood resigned as officers and directors of the Company. The remaining Board members, consisting of Allen Goldstone and Sanford Schwartz, appointed two new directors, Michael Friess and John Venette. The Board then appointed Michael Friess as President and CEO of the Company and also appointed John Venette as Secretary, Treasurer and Chief Financial Officer of the Company. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On April 7, 2005, a group of four individuals, (Allen Goldstone, Sanford Schwartz, Michael Friess and Dave Lilja), contributed $16,000 as paid in capital to the Company to pay for the costs of current accounting and filings with the Securities and Exchange Commission, so as to reactivate the Company as a reporting company. In consideration for the capital contribution(s), the Company issued 7,000,000 shares of its common stock.

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 10,000,000 common shares with a par value of $.01. Each holder of the common stock shall be entitled to one vote for each share of common stock held. As of May 31, 2005, there are 9,643,502 shares of common stock outstanding.

Since April 1, 1991, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, which sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company has opted to resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is intentionally general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisements.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.


ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements prior to the closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 5353 Manhattan Circle, Suite 101, Boulder, CO 80303, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

There are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

(a) Market Information.

There is not a market for the Company's securities.

As of May 31, 2005, there were approximately 263 holders of record of the Company's Common Stock.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations

The Company incorporated in Minnesota, in 1986. Its principal business, to provide administrative and marketing services to physicians or physician group who emphasize an outpatient non-surgical treatment for hemorrhoids. The Company was involuntarily dissolved in 1996, and the registrant has been dormant since then.

In the year 2005, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to reinstate the Company as a Minnesota corporation and to structure the Company as a potential merger candidate or "blank check" company. It caused to be filed five years of the most recent annual audited financial statements of the Company so as to resume reporting status.

The Company believes that while there is some doubt as to the Company's continuance as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

In 1991, the Company ceased all substantive operations.

Liquidity and Capital Resources.

From the date of the Company's registered public offering until April 1, 2005 the Company had issued and outstanding an aggregate of 2,643,502 shares of its common stock. On April 7, 2005 the Company issued 7,000,000 shares of common stock, which amount is included in the aggregate 9,643,502 shares issued and outstanding, for a capital contribution of $16,000. The receiving individuals have agreed to assist the Company in either starting a new business or locating a business combination.

The Company has no operating history as a "blank check" company and no material assets.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

                          INDEX TO FINANCIAL STATEMENTS

                                  HEMCURE, INC.

                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



    Report of Independent Certified Public Accountants                F-2

    Financial Statements:

         Balance Sheet                                                F-3

         Statements of Operations                                     F-4

         Statement of Changes in Stockholders' Deficit                F-5

         Statements of Cash Flows                                     F-6

         Notes to Financial Statements                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Hemcure, Inc.
Boulder, Colorado


We have audited the accompanying balance sheet of Hemcure, Inc. as of June 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Hemcure, Inc. as of June 30, 2000, and the results of its operations, changes in stockholders' (deficit) and cash flows for the two years ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

April 25, 2005

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2000

                                     ASSETS

Current Assets:                                             $        --
                                                            -------------
TOTAL ASSETS                                                $        --
                                                            =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Note Payable                                             $     200,000
   Accrued Interest Payable                                       724,639
                                                            -------------
   Total Current Liabilities                                      924,639
                                                            -------------

TOTAL LIABILITIES                                                 924,639
                                                            -------------
Commitments and contingencies (Notes 1,2,4 and 5)

Stockholders' (Deficit)
  Common stock, $.01 par value
   10,000,000 shares authorized,
   2,643,502  issued and outstanding                               26,435
  Additional Paid In Capital                                      834,460
  Accumulated (Deficit)                                        (1,785,534)
                                                            -------------
TOTAL STOCKHOLDERS' (DEFICIT)                                    (924,639)
                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $        --
                                                            =============




The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                              For the Year Ended
                                                  June 30,
                                             2000           1999
                                         -----------    -----------
Revenue                                  $      --      $      --
                                         -----------    -----------
Expenses:
   Interest Expense                          120,145        104,533
                                         -----------    -----------

Net (Loss)                               $  (120,145)   $  (104,533)
                                         -----------    -----------
Per Share                                $  (0.04545)   $  (0.03954)
                                         ===========    ===========
Weighted Average Shares Outstanding        2,643,502      2,643,502
                                         ===========    ===========


















The accompanying notes are an integral part of the financial statements.


                                  HEMCURE, INC.
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

             For the Period from July 1, 1998 through June 30, 2000

                                             Additional
                   Common        Stock        Paid-in     Accumulated
                 No./Shares      Amount       Capital      (Deficit)        Total
                -----------   -----------   -----------   -----------    -----------
Balance at
July 1, 1998      2,643,502   $    26,435   $   834,460   $(1,560,856)   $  (699,961)


Net loss-
year ended
June 30, 1999          --            --            --        (104,533)      (104,533)
                -----------   -----------   -----------   -----------    -----------
Balance at
July 1, 1999      2,643,502        26,435       834,460    (1,665,389)      (804,494)

Net loss-
year ended
June 30, 2000          --            --            --        (120,145)      (120,145)
                -----------   -----------   -----------   -----------    -----------
Balance at
June 30, 2000     2,643,502   $    26,435   $   834,460   $(1,785,534)   $  (924,639)
                ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                 For the Year Ended
                                                      June 30,
                                                 2000         1999
                                              ----------   ----------
Cash Flows from Operating Activities:
 Net (Loss)                                   $ (120,145)  $ (104,533)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase in Accrued Interest payable           120,145      104,533

Net Cash Provided by Operating Activities           --           --
                                              ----------   ----------
Cash Flows from Investing Activities                --           --
                                              ----------   ----------
Cash Flows from Financing Activities:               --           --
                                              ----------   ----------
Increase (decrease) in Cash                         --           --
                                              ----------   ----------
Cash, Beginning of Period                           --           --
                                              ----------   ----------
Cash, End of Period                                 --           --
                                              ==========   ==========
Interest Paid                                 $     --     $     --
                                              ==========   ==========
Income Taxes Paid                             $     --     $     --
                                              ==========   ==========




The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Hemcure, Inc. (Company), a "Development Stage Enterprise", is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated as Hemcure, Inc. in 1986 under the laws of the State of Minnesota.

On July 29, 1996, the Company was suspended from being a Minnesota corporation as a result of non-filing of required documents by the state of Minnesota. Since April 1, 1991, the Company has not engaged in any operations and has been dormant.

Effective February, 2005, the Company revived its charter and commenced activities to become reporting with the SEC with the intention to become a publicly trading company.

(b) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Per Share Information

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations, and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange  Commission
(SEC) reporting documentation and then to seek a business combination. (See Note
5) Management believes that this plan provides an opportunity for the Company to continue as a going concern.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2003 and 2004, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Revenue Recognition

The Company has had no revenue to date.

(h) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i) Fair Value of Financial Instruments

 Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(j) Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(k) Other

The Company has selected June 30 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

(2) Income Taxes

The Company has an estimated net operating loss carry forward of approximately $842,000 and $722, 000 at June 30, 2000 and 1999, respectively, to offset future taxable income. The net operating loss carry forward is severely restricted as per the Internal Revenue Code due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

                                                          June 30,     June 30,
                                                            2000         1999
                                                            ----         ----

           Net operating losses carry forward            $ 155,700    $ 133,500
           Deferred income tax allowance                  (155,700)    (133,500)
                                                         ---------    ---------
           Net deferred income tax asset                 $    --      $    --
                                                         =========    =========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

           Tax (benefit) at Federal statutory rate                      (15.00)%
           State tax (benefit) net of Federal benefit                    (3.50)
           Valuation allowance                                           18.50
                                                                      ---------
           Tax provision (benefit)                                         --
                                                                      =========

(3) Common Stock Issued

The Company initially issued 1,854,000 shares of its common stock for $61,800. During August 1987, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 790,302 shares at $1.25 per unit totaling $987,877. Net proceeds to the Company after deducting costs of the offering of $128,423, amounted to $859,454. In 1991, the Company cancelled 800 shares of its common stock that were returned to the Company in conjunction with the canceling of an employment agreement with one of its doctors.

(4) Note Payable
                                                      2000           1999
Note to a related party, currently in default,      $ 924,639      $ 804,494
including interest at the annual rate of 14%
The note is collateralized by each and every right of the debtor to the payment of money including accounts receivable.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

(5) Subsequent Events

Effective February 2005, the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company.

Based upon the Company's business plan, it became a development stage enterprise effective February 2005 when it revived its charter and commenced activities to become reporting with the Securities and Exchange Commission with the intention of becoming a publicly trading company. Planned principal operations have not yet commenced. Accordingly, in future periods the Company will present its financial statements in conformity with the accounting principals generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company will disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

During April 2005, the Company issued 7,000,000 shares of its common stock, representing 72.6% of its common stock outstanding at May 31, 2005 for paid in capital received. In consideration of the issuance of the 7,000,000 shares of common stock, four individuals contributed $16,000 to the Company's paid in capital to pay for the preparation of documents necessary to resume filing of reporting documentation with the SEC. This transaction resulted in a change in control of the Company.

The Company plans to increase its authorized shares to 800,000,000 at a meeting of shareholders to be held June 25, 2005 and it plans to retire the note payable and accrued interest with the issuance of Company common shares.

ITEM 8. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Our President and Chief Financial Officer, our only two executive officers, have reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this review, Mr. Friess and Mr. Venette believe that our disclosure controls and procedures are effective in ensuring that material information related to Hemcure is made known to them.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Hemcure's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:


NAME                          AGE            POSITION

Michael Friess                55             Chairman of theBoard, President,
                                             Chief Executive Officer

John Venette                  41             Treasurer, Secretary, Director
                                             and Chief Financial Officer

Allen Goldstone               52             Director

Sanford Schwartz              54             Director



Michael Friess, is a self-employed attorney licensed to practice law in the State of Colorado. He was a partner from January 1983 to December 1993 in the New York City law firm of Schulte, Roth & Zabel, where his practice emphasized taxation. Mr. Friess has served on the Board of Directors of Oralabs Holding Corporation (NASDAQ: OLAB) since September 1997.

John H. Venette, age 41, is a director of the Registrant and also serves as the secretary, treasurer and chief financial officer. He joined the Board of Directors in February 2005. For the past nine (9) years, Mr. Venette has been employed by Creative Business Strategies Inc., a business consulting firm, as director of research.

Allen Goldstone, 1986 - present, Director of the Company. Mr. Goldstone serves as president of Creative Business Strategies, Inc., a business consulting firm. Mr. Goldstone has also served as a management consultant since 1988. Mr. Goldstone has served on the Board of Directors of Oralabs Holding Corporation (NASDAQ: OLAB) since January 1997.

Sanford Schwartz 1986 - present, Director of the Company Mr. Schwartz is the Chairman of Creative Business Strategies, Inc. a business consulting firm in Boulder, Colorado.

AUDIT COMMITTEE

Sanford Schwartz and Allen Goldstone are the current members of the audit committee of the board of directors.

SHAREHOLDER NOMINEE RECOMMENDATIONS

Hemcure's compensation/nominating committee is responsible for identifying and selecting nominees for directors. The committee will consider recommendations by shareholders of nominees for election as a director. Recommendations need to be in writing, including a resume of the candidate's business and personal background and a signed consent that the candidate is willing to be considered as a nominee and will serve if elected. Shareholder recommendations must be sent to Hemcure, Inc. c/o Corporate Secretary, 5353 Manhattan Circle, Suite 101, Boulder, Colorado 80303.

SIGNIFICANT EMPLOYEES

The Company has no regular employees. Michael Friess and John Venette each devote approximately 5% of their time to the Company's business.

Until the filing of this and other Annual and Quarterly Reports, the Company was not in compliance with the reporting requirements of the Exchange Act. The purpose of this and the other reports being filed by the Company is to get the Company into compliance. Current officers and directors are filing reports at the same time as the Company is getting into compliance with its reporting requirements.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past 14 years. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of May 31, 2005 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and
(iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.


NAME AND ADDRESS                     NUMBER OF           PERCENTAGE
                                   SHARES OWNED          OF SHARES
                                   OR CONTROLLED           OWNED

Michael Friess                        2,187,500            22.68%
Boulder, Colorado

John Venette                                -0-                0%
Boulder, Colorado

Allen Goldstone                       2,346,200            24.33%
Boulder, Colorado

Sanford Schwartz                      2,616,200            27.13%
Boulder, Colorado

All Officers and Directors            7,149,900            74.14%
 as a Group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, Robert Geller, John Ferris and Clifton Sherwood resigned as officers and directors of the Company. The remaining Board members, consisting of Allen Goldstone and Sanford Schwartz, appointed two new directors, Michael Friess and John Venette. The Board then appointed Michael Friess as President and CEO of the Company and also appointed John Venette as Secretary, Treasurer and Chief Financial Officer of the Company. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. During May 2005, four individuals contributed $16,000 as paid in capital to the Company to pay for the costs of current accounting and filings with the Securities and Exchange Commission, so as to reactivate the Company as a reporting company. In consideration for the capital contribution(s), the Company issued 7,000,000 shares of its common stock.

                                     PART IV

ITEM 13. EXHIBITS.

Exhibits.

 3.1   Amended and Restated Articles of Incorporation
*3.2   Bylaws of the Company
31.1   Section 302 Certification of Chief Executive Officer
31.2   Section 302 Certification of Chief Financial Officer
32.1   Section 906 Certification of Chief Executive Officer
32.2   Section 906 Certification of Chief Financial Officer


* These documents are rendered as previously filed and incorporated by reference to the Company's previous filings with the Securities and Exchange Commision.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            HEMCURE, INC.

(Date)                                June 22, 2005
BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Micheal Friess
                                      President, Chief Executive Officer


(Date)                                June 22, 2005
BY(Signature)                         /s/ John Venette
(Name and Title)                      John Venette
                                      Treasurer, Secretary and Chief
                                      Financial Officer


(Date)                                June 22, 2005
BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz
                                      Director