Form 10QSB
period 2000-09-30
HEMCURE INC
filed 2005-07-07
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                       Commission File Number: 33-11551-D

                                  HEMCURE, Inc.

        (Exact name of small business issuer as specified in its charter)


         Minnesota                                      84-0916792
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes ___ No X

As of May 31, 2005, the Registrant had 9,643,502 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                      INDEX
                                      -----
                                                                     Page
                                                                    Number
                                                                    ------
Part I.   Financial Information

 Item I.  Financial Statements

          Balance Sheets as of September 30, 2000
            (unaudited) and June 30, 2000                              2

          Statements of Operations, Three Months
            ended September 30, 2000 and 1999 (unaudited)              3

          Statements of Cash Flows, Three Months
            ended September 30, 2000 and 1999 (unaudited)              4

          Notes to Financial Statements                                5

 Item 2.  Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                 6

Part II.  Other Information                                            7

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                 September 30,       June 30,
                                                      2000             2000
                                                  (Unaudited)      (See Note 1)
                                                 -------------    -------------
Current Assets                                            --               --
                                                 -------------    -------------
  Total Assets                                   $        --      $        --
                                                 =============    =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Note Payable                                   $     200,000    $     200,000
  Accrued Interest Payable                             757,380          724,639
                                                 -------------    -------------
  Total Current Liabilities                      $     957,380    $     924,639
                                                 -------------    -------------

Stockholders' (Deficit):
Common Stock, $.01 par value,
     10,000,000 shares authorized
     2,643,502 shares issued and
     outstanding                                 $      26,435           26,435
Additional paid-in capital                             834,460          834,460
Accumulated (deficit)                               (1,818,275)      (1,785,534)
                                                 -------------    -------------
Total Stockholders' (Deficit)                    $    (957,380)        (924,639)
                                                 -------------    -------------

Total Liabilities and Stockholders' (Deficit)    $        --      $        --
                                                 =============    =============








The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                September 30,    September 30,
                                                     2000             1999
                                                -------------    -------------
Revenues                                        $        --      $        --
                                                -------------    -------------

Expenses:
  Interest Expense                                     32,741           28,487
                                                -------------    -------------
Net (Loss)                                      $     (32,741)         (28,487)
                                                -------------    -------------

Per Share                                       $    (0.01239)   $    (0.01078)
                                                =============    =============

Weighted Average Number of Shares Outstanding       2,643,502        2,643,502
                                                =============    =============






The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Three Months Ended
                                             September 30,   September 30,
                                                  2000            1999
                                             -------------   -------------
Cash Flows from Operating Activities:
  Net (loss)                                 $     (32,741)  $     (28,487)

Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accrued Interest payable              32,741          28,487
                                             -------------   -------------

Net Cash Provided by Operating Activities             --              --
                                             -------------   -------------

Cash Flows from Investing Activities                  --              --
                                             -------------   -------------

Cash Flows from Financing Activities                  --              --
                                             -------------   -------------

Increase in Cash                                      --              --
                                             -------------   -------------
Cash, Beginning of Period                             --              --
                                             -------------   -------------
Cash, End of Period                          $        --     $        --
                                             =============   =============
Interest Paid                                $        --     $        --
                                             =============   =============
Income Taxes Paid                            $        --     $        --
                                             =============   =============








The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2000, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2000 and 1999, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2000 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2000 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operation and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

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

(3) Subsequent Event

Effective February, 2005, the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company.

The Company plans to increase its authorized shares to 800,000,000 at a meeting of shareholders to be held June 25, 2005 and it plans to retire the note payable and accrued interest with the issuance of Company common shares.

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated under the laws of the state of Minnesota in 1986. The registrant was organized to provide administrative and marketing services to physicians or physician group who emphasize an outpatient non-surgical treatment for hemorrhoids. The Company did not engage in the practice of medicine. The Company's activities consisted of providing financial, administrative, marketing and medical management services, establishing offices operating under the Hemcure name specializing in the diagnosis and treatment of hemorrhoids and providing training, equipment, supplies and non-medical services for physicians.

The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2000, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

None.

(b) Exhibits

31.1   Section 302 Certification of Chief Executive Officer
31.2   Section 302 Certification of Chief Financial Officer
32.1   Section 906 Certification of Chief Executive Officer
32.2   Section 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Hemcure, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, President, Chief
                                      Executive Officer
(Date)                                June 22, 2005

BY(Signature)                         /s/ John Venette
(Name and Title)                      John Venette, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                June 22, 2005