Form 10KSB
period 2001-06-30
HEMCURE INC
filed 2005-07-07
CIK 810208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended - June 30, 2001

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from:

                       Commission file number: 33-11551-D

                                  Hemcure, Inc.

                 (Name of Small Business Issuer in its charter)


                Minnesota                             84-0916792
     -----------------------------              ----------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)


                        5353 Manhattan Circle, Suite 101
                                Boulder, CO 80303
                                -----------------
                    (Address of principal executive offices)

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




         Report of Independent Certified Public Accountants           F-2

         Financial Statements:

              Balance Sheet                                           F-3

              Statements of Operations                                F-4

              Statement of Changes in Stockholders' (Deficit)         F-5

              Statements of Cash Flows                                F-6

              Notes to Financial Statements                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Hemcure, Inc.
Boulder, Colorado


We have audited the accompanying balance sheet of Hemcure, Inc. as of June 30, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Hemcure, Inc. as of June 30, 2001, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the two years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

April 25, 2005

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001


                                     ASSETS

Current Assets:                                                $      --
                                                               -----------
TOTAL ASSETS                                                   $      --
                                                               ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
   Note Payable                                                $   200,000
   Accrued Interest Payable                                        862,726
                                                               -----------
   Total Current Liabilities                                     1,062,726
                                                               -----------

TOTAL LIABILITIES                                                1,062,726
                                                               -----------

Commitments and contingencies (Notes 1,2,4 and 5)


Stockholders' (DEFICIT):
  Common stock, $.01 par value
   10,000,000 shares authorized,
   2,643,502 issued and outstanding                                 26,435
  Additional Paid In Capital                                       834,460
  Accumulated (Deficit)                                         (1,923,621)
                                                               -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                   (1,062,726)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $      --
                                                               ===========




The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                           For the Year Ended
                                               June 30,
                                          2001           2000
                                      -----------    -----------
Revenue                               $      --      $      --
                                      -----------    -----------
Expenses:
   Interest Expense                       138,087        120,145
                                      -----------    -----------

Net (Loss)                            $  (138,087)   $  (120,145)
                                      -----------    -----------
Per Share                             $  (0.05224)   $  (0.04545)
                                      ===========    ===========
Weighted Average Shares Outstanding     2,643,502      2,643,502
                                      ===========    ===========













The accompanying notes are an integral part of the financial statements.


                                  HEMCURE, INC.
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

             For the Period from July 1, 1999 through June 30, 2001

                                             Additional
                   Common        Stock        Paid-in     Accumulated
                 No./Shares      Amount       Capital      (Deficit)        Total
                -----------   -----------   -----------   -----------    -----------
Balance at
July 1, 1999      2,643,502   $    26,435   $   834,460   $(1,665,389)   $  (804,494)


Net loss-
year ended
June 30, 2000          --            --            --        (120,145)      (120,145)
                -----------   -----------   -----------   -----------    -----------
Balance at
July 1, 2000      2,643,502        26,435       834,460    (1,785,534)      (924,639)

Net loss-
year ended
June 30, 2001          --            --            --        (138,087)      (138,087)
                -----------   -----------   -----------   -----------    -----------
Balance at
June 30, 2001     2,643,502   $    26,435   $   834,460   $(1,923,621)   $(1,062,726)
                ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                             For the Year Ended
                                                  June 30,
                                             2001         2000
                                          ----------   ----------
Cash Flows from Operating Activities:
 Net (Loss)                               $ (138,087)  $ (120,145)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase in Accrued Interest payable       138,087      120,145
                                          ----------   ----------
  Net Cash Provided by
   Operating Activities                         --           --
                                          ----------   ----------
Cash Flows from Investing Activities            --           --
                                          ----------   ----------
Cash Flows from Financing Activities:           --           --
                                          ----------   ----------
Increase (decrease) in Cash                     --           --
                                          ----------   ----------
Cash, Beginning of Period                       --           --
                                          ----------   ----------
Cash, End of Period                             --           --
                                          ==========   ==========
Interest Paid                             $     --     $     --
                                          ==========   ==========
Income Taxes Paid                         $     --     $     --
                                          ==========   ==========






The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

 (2) Income Taxes

The Company has an estimated net operating loss carry forward of approximately $980,000 and $842,000 at June 30, 2001 and 2000, respectively, to offset future taxable income. The net operating loss carry forward is severely restricted as per the Internal Revenue Code due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

                                                         June 30,     June 30,
                                                           2001         2000
                                                           ----         ----

          Net operating losses carry forward            $ 181,300    $ 155,700
          Deferred income tax allowance                  (181,300)    (155,700)
                                                        ---------    ---------
          Net deferred income tax asset                 $    --      $    --
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

(4) Note Payable

                                                    2001         2000
Note to a related party, currently in default,   $1,062,726   $  924,639
including interest at the annual rate of 14%
The note is collateralized by each and every right of the debtor to the payment of money including accounts receivable.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


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

                                     PART IV

ITEM 13. EXHIBITS.

Exhibits.

* 3.1   Articles of Incorporation
* 3.2   Bylaws of the Company
 31.1   Section 302 Certification of Chief Executive Officer
 31.2   Section 302 Certification of Chief Financial Officer
 32.1   Section 906 Certification of Chief Executive Officer
 32.2   Section 906 Certification of Chief Financial Officer

* These documents are rendered as previously filed and incorporated by reference to the Company's previous filings with the Securities and Exchange Commission.

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