Form 10QSB
period 2001-09-30
HEMCURE INC
filed 2005-07-07
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 (303) 499-6000
                                 ---------------
                           (Issuer's telephone number)

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

                                      INDEX
                                      -----
                                                                Page
                                                               Number
                                                               ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of September 30, 2001
            (unaudited) and June 30, 2001                         2

           Statements of Operations, Three Months
            ended September 30, 2001 and 2000 (unaudited)         3

           Statements of Cash Flows, Three Months
            ended September 30, 2001 and 2000 (unaudited)         4

           Notes to Financial Statements                          5

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            6

Part II.  Other Information                                       7

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                September 30,       June 30,
                                                     2001             2001
                                                 (Unaudited)      (See Note 1)
                                                -------------    -------------
Current Assets                                           --               --
                                                -------------    -------------
  Total Assets                                  $        --      $        --
                                                =============    =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Note Payable                                  $     200,000    $     200,000
  Accrued Interest Payable                            900,357          862,726
                                                -------------    -------------
  Total Current Liabilities                         1,100,357        1,062,726
                                                -------------    -------------

Total Liabilities                               $   1,100,357    $   1,062,726
                                                -------------    -------------

Stockholders' (Deficit):
Common Stock, $.01 par value,
     10,000,000 shares authorized
     2,643,502 shares issued and
     outstanding                                $      26,435    $      26,435
Additional paid-in capital                            834,460          834,460
Accumulated (deficit)                              (1,961,252)      (1,923,621)
                                                -------------    -------------
Total Stockholders' (Deficit)                      (1,100,357)   $  (1,062,726)
                                                -------------    -------------

Total Liabilities and Stockholders' (Deficit)   $        --      $        --
                                                =============    =============





The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                September 30,    September 30,
                                                     2001             2000
                                                -------------    -------------
Revenues                                        $        --      $        --
                                                -------------    -------------
Expenses:
  Interest Expense                                     37,631           32,741
                                                -------------    -------------
Net (Loss)                                      $     (37,631)         (32,741)
                                                -------------    -------------

Per Share                                       $    (0.01424)   $    (0.01239)
                                                =============    =============

Weighted Average Number of Shares Outstanding       2,643,502        2,643,502
                                                =============    =============











The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months Ended
                                            September 30,   September 30,
                                                 2001            2000
                                            -------------   -------------
Cash Flows from Operating Activities:
  Net (loss)                                $     (37,631)  $     (32,741)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase in Accrued Interest payable             37,631          32,741


Net Cash Provided by Operating Activities            --              --
                                            -------------   -------------

Cash Flows from Investing Activities                 --              --
                                            -------------   -------------

Cash Flows from Financing Activities                 --              --
                                            -------------   -------------

Increase in Cash                                     --              --

Cash, Beginning of Period                            --              --
                                            -------------   -------------
Cash, End of Period                         $        --     $        --
                                            =============   =============
Interest Paid                               $        --     $        --
                                            =============   =============
Income Taxes Paid                           $        --     $        --
                                            =============   =============







The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2001, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2001 and 2000, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2001 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2001 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

The Company generated no revenues during the quarter ended September 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2001, the Company had no material commitments for capital expenditures.

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