Form 10KSB
period 2002-06-30
HEMCURE INC
filed 2005-07-07
CIK 810208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended - June 30, 2002

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

              Statements of Cash Flows                                F-6

              Notes to Financial Statements                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Hemcure, Inc.
Boulder, Colorado


We have audited the accompanying balance sheet of Hemcure, Inc. as of June 30, 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Hemcure, Inc. as of June 30, 2002, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the two years ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


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




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

April 25, 2005

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002

                                     ASSETS

Current Assets:                                        $      --
                                                       -----------
TOTAL ASSETS                                           $      --
                                                       ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Note Payable                                         $   200,000
  Accrued Interest Payable                               1,021,436
                                                       -----------
  Total Current Liabilities                              1,221,436
                                                       -----------

TOTAL LIABILITIES                                        1,221,436
                                                       -----------
Commitments and contingencies (Notes 1,2,4 and 5)

Stockholders' (DEFICIT):
  Common stock, $.01 par value
   10,000,000 shares authorized,
   2,643,502  issued and outstanding                        26,435
  Additional Paid In Capital                               834,460
  Accumulated (Deficit)                                 (2,082,331)
                                                       -----------
TOTAL STOCKHOLDERS' (DEFICIT)                           (1,221,436)
                                                       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)          $      --
                                                       ===========








The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                           For the Year Ended
                                                June 30,
                                          2002           2001
                                      -----------    -----------
Revenue                               $      --      $      --
                                      -----------    -----------
Expenses:
   Interest Expense                       158,710        138,087
                                      -----------    -----------

Net (Loss)                            $  (158,710)   $  (138,087)
                                      -----------    -----------
Per Share                             $  (0.06004)   $  (0.05224)
                                      ===========    ===========
Weighted Average Shares Outstanding     2,643,502      2,643,502
                                      ===========    ===========









The accompanying notes are an integral part of the financial statements.


                                  HEMCURE, INC.
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

             For the Period from July 1, 2000 through June 30, 2002

                                             Additional
                   Common        Stock        Paid-in     Accumulated
                 No./Shares      Amount       Capital      (Deficit)        Total
                -----------   -----------   -----------   -----------    -----------
Balance at
July 1, 2000      2,643,502   $    26,435   $   834,460   $(1,785,534)   $  (924,639)


Net loss-
year ended
June 30, 2001          --            --            --        (138,087)      (138,087)
                -----------   -----------   -----------   -----------    -----------
Balance at
July 1, 2001      2,643,502        26,435       834,460    (1,923,621)    (1,062,726)

Net loss-
year ended
June 30, 2002          --            --            --        (158,710)      (158,710)
                -----------   -----------   -----------   -----------    -----------
Balance at
June 30, 2002     2,643,502   $    26,435   $   834,460   $(2,082,331)   $(1,221,436)
                ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                               For the Year Ended
                                                    June 30,
                                               2002         2001
                                            ----------   ----------
Cash Flows from Operating Activities:
 Net (Loss)                                 $ (158,710)  $ (138,087)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase in Accrued Interest payable         158,710      138,087

Net Cash Provided by Operating Activities         --           --
                                            ----------   ----------
Cash Flows from Investing Activities              --           --
                                            ----------   ----------
Cash Flows from Financing Activities:             --           --
                                            ----------   ----------
Increase (decrease) in Cash                       --           --
                                            ----------   ----------
Cash, Beginning of Period                         --           --
                                            ----------   ----------
Cash, End of Period                               --           --
                                            ==========   ==========
Interest Paid                               $     --     $     --
                                            ==========   ==========
Income Taxes Paid                           $     --     $     --
                                            ==========   ==========


The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

(2) Income Taxes

The Company has an estimated net operating loss carry forward of approximately $1,140,000 and $980,000 at June 30, 2002 and 2001, respectively, to offset future taxable income. The net operating loss carry forward is severely restricted as per the Internal Revenue Code due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

                                                         June 30,     June 30,
                                                           2002         2001
                                                        ---------    ---------


        Net operating losses carry forward              $ 210,600    $ 181,300
        Deferred income tax allowance                    (210,600)    (181,300)
                                                        ---------    ---------
        Net deferred income tax asset                   $    --      $    --
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

(4) Note Payable

                                                        2002         2001
Note to a related party, currently in default,       $1,221,436   $1,062,726
including interest at the annual rate of 14%
The note is collateralized by each and every right of the debtor to the payment of money including accounts receivable.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, Robert Geller, John Ferris and Clifton Sherwood resigned as officers and directors of the Company. The remaining Board members, consisting of Allen Goldstone and Sanford Schwartz, appointed two new directors, Michael Friess and John Venette. The Board then appointed Michael Friess as President and CEO of the Company and also appointed John Venette as Secretary, Treasurer and Chief Financial Officer of the Company. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. During May 2005 four individuals contributed $16,000 as paid in capital to the Company to pay for the costs of current accounting and filings with the Securities and Exchange Commission, so as to reactivate the Company as a reporting company. In consideration for the capital contribution(s), the Company issued 7,000,000 shares of its common stock.

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