Form 10QSB
period 2002-12-31
HEMCURE INC
filed 2005-07-07
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                                      INDEX
                                      -----
                                                                 Page
                                                                Number
                                                                ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of December 31, 2002
            (unaudited) and June 30, 2002                         2

           Statements of Operations, Three Months
            ended December 31, 2002 and 2001 (unaudited)          3

           Statements of Operations, Six Months
            ended December 31, 2002 and 2001 (unaudited)          4

           Statements of Cash Flows, Six Months
            ended December 31, 2002 and 2001 (unaudited)          5

           Notes to Financial Statements                          6

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            7

Part II.  Other Information                                       8

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                December 31,      June 30,
                                                    2002            2002
                                                 (Unaudited)    (See Note 1)
                                                ------------    ------------
Current Assets                                          --              --
                                                ------------    ------------
  Total Assets                                  $       --      $       --
                                                ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Note Payable                                  $    200,000    $    200,000
  Accrued Interest Payable                         1,109,469       1,021,436
                                                ------------    ------------
  Total Current Liabilities                     $  1,309,469    $  1,221,436
                                                ------------    ------------

Total Liabilities                               $  1,309,469    $  1,221,436
                                                ------------    ------------

Stockholders' (Deficit):
Common Stock, $.01 par value,
     10,000,000 shares authorized
     2,643,502 shares issued and
     outstanding                                $     26,435    $     26,435
Additional paid-in capital                           834,460         834,460
Accumulated (deficit)                             (2,170,364)     (2,082,331)
                                                ------------    ------------
Total Stockholders' (Deficit)                     (1,309,469)     (1,221,436)
                                                ------------    ------------

Total Liabilities and Stockholders' (Deficit)   $       --      $       --
                                                ============    ============




The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                December 31,    December 31,
                                                    2002            2001
                                                ------------    ------------

Revenues                                        $       --      $       --
                                                ------------    ------------
Expenses:
  Interest Expense                                    44,782          38,964
                                                ------------    ------------
Net (Loss)                                      $    (44,782)        (38,964)
                                                ------------    ------------

Per Share                                       $   (0.01694)   $   (0.01474)
                                                ============    ============

Weighted Average Number of Shares Outstanding      2,643,502       2,643,502
                                                ============    ============









The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Six Months Ended
                                                December 31,    December 31,
                                                    2002            2001
                                                ------------    ------------
Revenues                                        $       --      $       --
                                                ------------    ------------
Expenses:
  Interest Expense                                    88,033          76,595
                                                ------------    ------------
Net (Loss)                                      $    (88,033)   $    (76,595)
                                                ------------    ------------

Per Share                                       $   (0.03330)   $   (0.02897)
                                                ============    ============

Weighted Average Number of Shares Outstanding      2,643,502       2,643,502
                                                ============    ============














The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Six Months Ended
                                            December 31,   December 31,
                                                2002           2001
                                            ------------   ------------
Cash Flows from Operating Activities:
  Net (loss)                                $    (88,033)  $    (76,595)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase in Accrued Interest payable            88,033         76,595

Net Cash Provided by Operating Activities           --             --
                                            ------------   ------------

Cash Flows from Investing Activities                --             --
                                            ------------   ------------

Cash Flows from Financing Activities                --             --
                                            ------------   ------------

Increase in Cash                                    --             --

Cash, Beginning of Period                           --             --
                                            ------------   ------------
Cash, End of Period                         $       --     $       --
                                            ============   ============
Interest Paid                               $       --     $       --
                                            ============   ============
Income Taxes Paid                           $       --     $       --
                                            ============   ============








The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of December 31, 2002, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2002 and 2001, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2002 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended December 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2002, the Company had no material commitments for capital expenditures.

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