Form 10KSB
period 2004-06-30
HEMCURE INC
filed 2005-07-07
CIK 810208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                        fiscal year ended - June 30, 2004

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



                        5353 Manhattan Circle, Suite 101
                                Boulder, CO 80303
                               ------------------
                    (Address of principal executive offices)

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

              Statements of Cash Flows                                F-6

              Notes to Financial Statements                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Hemcure, Inc.
Boulder, Colorado


We have audited the accompanying balance sheet of Hemcure, Inc. as of June 30, 2004, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Hemcure, Inc. as of June 30, 2004, and the results of its operations, changes in stockholders' (deficit) and cash flows for the two years ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.


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




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

April 25, 2005

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2004


                                     ASSETS

Current Assets:                                                $      --
                                                               -----------
TOTAL ASSETS                                                   $      --
                                                               ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Note Payable                                                 $   200,000
  Accrued Interest Payable                                       1,413,501
                                                               -----------
   Total Current Liabilities                                     1,613,501
                                                               -----------

TOTAL LIABILITIES                                                1,613,501
                                                               -----------
Commitments and contingencies (Notes 1,2,4 and 5)

Stockholders' (DEFICIT):
  Common stock, $.01 par value
   10,000,000 shares authorized,
   2,643,502 issued and outstanding                                 26,435
  Additional Paid In Capital                                       834,460
  Accumulated (Deficit)                                         (2,474,396)
                                                               -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                   (1,613,501)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $      --
                                                               ===========




The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                           For the Year Ended
                                                June 30,
                                          2004           2003
                                      -----------    -----------
Revenue                               $      --      $      --
                                      -----------    -----------
Expenses:
  Interest Expense                        209,653        182,412
                                      -----------    -----------

Net (Loss)                            $  (209,653)   $  (182,412)
                                      -----------    -----------
Per Share                             $  (0.07931)   $  (0.06900)
                                      ===========    ===========
Weighted Average Shares Outstanding     2,643,502      2,643,502
                                      ===========    ===========









The accompanying notes are an integral part of the financial statements.


                                  HEMCURE, INC.
                          (A Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT )

             For the Period from July 1, 2002 through June 30, 2004

                                             Additional
                   Common        Stock        Paid-in     Accumulated
                 No./Shares      Amount       Capital      (Deficit)        Total
                -----------   -----------   -----------   -----------    -----------
Balance at
July 1, 2002      2,643,502   $    26,435   $   834,460   $(2,082,331)   $(1,221,436)

Net loss-
year ended
June 30, 2003          --            --            --        (182,412)      (182,412)
                -----------   -----------   -----------   -----------    -----------

Balance at
July 1, 2003      2,643,502        26,435       834,460   $(2,264,743)   $(1,403,848)

Net loss-
year ended
June 30, 2004          --            --            --        (209,653)      (209,653)
                -----------   -----------   -----------   -----------    -----------

Balance at
June 30, 2004     2,643,502   $    26,435   $   834,460   $(2,474,396)   $(1,613,501)
                ===========   ===========   ===========   ===========    ===========







The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the Year Ended
                                                    June 30,
                                               2004         2003
                                            ----------   ----------
Cash Flows from Operating Activities:
 Net (Loss)                                 $ (209,653)  $ (182,412)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase in Accrued Interest payable         209,563      182,412
                                            ----------   ----------
Net Cash Provided by Operating Activities         --           --
                                            ----------   ----------

Cash Flows from Investing Activities              --           --
                                            ----------   ----------

Cash Flows from Financing Activities:             --           --
                                            ----------   ----------
Increase (decrease) in Cash                       --           --
                                            ----------   ----------
Cash, Beginning of Period                         --           --
                                            ----------   ----------
Cash, End of Period                               --           --
                                            ==========   ==========
Interest Paid                               $     --     $     --
                                            ==========   ==========
Income Taxes Paid                           $     --     $     --
                                            ==========   ==========



The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

(2) Income Taxes

The Company has an estimated net operating loss carry forward of approximately $1,530,000 and $1,320,000 at June 30, 2004 and 2003, respectively, to offset future taxable income. The net operating loss carry forward is severely restricted as per the Internal Revenue Code due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

                                                         June 30,     June 30,
                                                           2004         2003
                                                        ---------    ---------


         Net operating losses carry forward             $ 283,200    $ 244,400
         Deferred income tax allowance                   (283,200)    (244,400)
                                                        ---------    ---------
         Net deferred income tax asset                  $    --      $    --
                                                        =========    =========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

         Tax (benefit) at Federal statutory rate                       (15.00)%
         State tax (benefit) net of Federal benefit                     (3.50)
         Valuation allowance                                            18.50
                                                                     ---------
         Tax provision (benefit)                                            -
                                                                     =========

(3) Common Stock Issued

The Company initially issued 1,854,000 shares of its common stock for $61,800. During August 1987, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 790,302 shares at $1.25 per unit totaling $987,877. Net proceeds to the Company after deducting costs of the offering of $128,423, amounted to $859,454. The Company cancelled 800 shares in conjunction with the canceling of employment agreement with one of their doctors.


(4) Note Payable

                                                      2004         2003
Note to a related party, currently in default,     $1,613,501   $1,403,848
including interest at the annual rate of 14%
The note is collateralized by each and every right of the debtor to the payment of money including accounts receivable.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

During April 2005, the Company issued 7,000,000 shares of its common stock, representing 72.6% of its common stock outstanding at May 31, 2005 for paid in capital received. In consideration of the issuance of the 7,000,000 shares of common stock, five individuals contributed $16,000 to the Company's paid in capital to pay for the preparation of documents necessary to resume filing of reporting documentation with the SEC. This transaction resulted in a change in control of the Company.

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

Sanford Schwartz 1986 - present, Director of the Company. Mr. Schwartz is the Chairman of Creative Business Strategies, Inc., a business consulting firm in Boulder, Colorado.

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