Form 10QSB
period 2005-03-31
HEMCURE INC
filed 2005-07-07
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                     INDEX
                                     -----
                                                                 Page
                                                                Number
                                                                ------
Part I.   Financial Information

  Item I.   Financial Statements

            Balance Sheets as of March 31, 2005
             (unaudited) and June 30, 2004                         2

            Statements of Operations, Three Months
             Ended March 31, 2005 and 2004 (unaudited)             3

            Statements of Operations,  Nine Months ended
             March 31, 2005 and 2004 and the period from
             February 1,  2005  (date of  reinstatement)
             through March 31, 2005 (unaudited)                    4

            Statements of Cash Flows,  Nine Months ended
             March 31, 2005 and 2004 and the period from
             February 1,  2005  (date of  reinstatement)
             through March 31, 2005 (unaudited)                    5

            Notes to Financial Statements                          6

  Item 2.   Management's Discussion and Analysis of
             Financial Conditions and Results of Operations        7

Part II.  Other Information                                        8

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                   March 31,      June 30,
                                                     2005           2004
                                                 (Unaudited)    (See Note 1)
                                                 -----------    -----------
Current Assets                                            -               -
                                                 -----------    -----------
  Total Assets                                   $      --      $      --
                                                 ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Note Payable                                   $   200,000    $   200,000
  Accrued Interest Payable                         1,591,044      1,413,501
                                                 -----------    -----------
  Total Current Liabilities                        1,791,044      1,613,501
                                                 -----------    -----------

Total Liabilities                                $ 1,791,044    $ 1,613,501
                                                 -----------    -----------

Stockholders' (Deficit):
Common Stock, $.01 par value,
     10,000,000 shares authorized
     2,643,502 shares issued and
     outstanding                                 $    26,435    $    26,435
Additional paid-in capital                           834,460        834,460
Accumulated (deficit)                             (2,610,868)    (2,474,396)
Accumulated (deficit) during development stage       (41,071)          --
                                                 -----------    -----------
Total Stockholders' (Deficit)                     (1,791,044)    (1,613,501)
                                                 -----------    -----------

Total Liabilities and Stockholders' (Deficit)    $      --      $      --
                                                 ===========    ===========






The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                  March 31,      March 31,
                                                    2005           2004
                                                -----------    -----------

Revenues                                        $      --      $      --
                                                -----------    -----------
Expenses:
  Interest Expense                                   61,252         53,293
                                                -----------    -----------
Net (Loss)                                      $   (61,252)       (53,293)
                                                -----------    -----------

Per Share                                       $  (0.02317)   $  (0.02016)
                                                ===========    ===========

Weighted Average Number of Shares Outstanding     2,643,502      2,643,502
                                                ===========    ===========










The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the
                                                                  Period from
                                                                  February 1,
                                                                 2005 (date of
                                                                 reinstatement)
                                      Nine Months Ended              through
                                  March 31,        March 31,        March 31,
                                    2005             2004             2005
                               -------------    -------------    -------------

Revenues                       $        --      $        --      $        --
                               -------------    -------------    -------------
Expenses:
  Interest Expense                   177,543          154,473           41,071
                               -------------    -------------    -------------
Net (Loss)                     $    (177,543)        (154,473)         (41,071)
                               -------------    -------------    -------------

Per Share                      $    (0.06716)   $    (0.05844)   $    (0.01554)
                               =============    =============    =============
Weighted Average Number of
 Shares Outstanding                2,643,502        2,643,502        2,643,502
                               =============    =============    =============











The accompanying notes are an integral part of the financial statements.


                                 HEMCURE, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          For the
                                                                        Period from
                                                                        February 1,
                                                                       2005 (date of
                                                                       reinstatement)
                                              Nine Months Ended            through
                                          March 31,       March 31,       March 31,
                                            2005            2004            2005
                                       -------------   -------------   -------------
Cash Flows from Operating Activities:
  Net (loss)                           $    (177,543)  $    (154,473)  $     (41,071)
Adjustments to reconcile net loss
 To net cash used in operating
 activities:
  Increase in Accrued Interest
   payable                                   177,543         154,473          41,071
                                       -------------   -------------   -------------
Net Cash Provided by Operating
 Activities                                     --              --              --
                                       -------------   -------------   -------------

Cash Flows from Investing
 Activities                                     --              --              --
                                       -------------   -------------   -------------

Cash Flows from Financing
 Activities                                     --              --              --
                                       -------------   -------------   -------------

Increase in Cash                                --              --              --

Cash, Beginning of Period                       --              --              --
                                       -------------   -------------   -------------
Cash, End of Period                    $        --     $        --     $        --
                                       =============   =============   =============
Interest Paid                          $        --     $        --     $        --
                                       =============   =============   =============
Income Taxes Paid                      $        --     $        --     $        --
                                       =============   =============   =============


The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2005 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2005, the statements of operations and the statements of cash flows for the three month and nine month periods ended March 31, 2005 and 2004, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2005 and for all periods presented, have been made.

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

(3) Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began in February 2005 when the Company was reinstated as a Minnesota corporation.

(4) Subsequent Events

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

The Company generated no revenues during the quarter ended March 31, 2005, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2005, the Company had no material commitments for capital expenditures.

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