Form 10QSB
period 2005-12-31
HEMCURE INC
filed 2006-02-21
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                        Commission File Number: 000-51543

                                  HEMCURE, Inc.

        (Exact name of small business issuer as specified in its charter)


         Minnesota                                      84-0916792
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
          -----------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (303) 499-6000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---

As of December 31, 2005, the Registrant had 9,862,252 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                              ---     ---

                                INDEX
                                -----
                                                                        Page
                                                                       Number
                                                                       ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of December 31, 2005
            (unaudited) and June 30, 2005                                2

           Statements of Operations, Three Months
            ended December 31, 2005 and 2004 (unaudited)                 3

           Statements of Operations, Six Months
            ended December 31, 2005 and 2004 (unaudited)                 4

           Statements of Cash Flows, Six Months
            ended December 31, 2005 and 2004 (unaudited)                 5

           Notes to Financial Statements                                 6

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                   8

Part II.  Other Information                                              9

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 December 31,     June 30,
                                                     2005           2005
                                                 (Unaudited)    (See Note 1)
                                                 -----------    -----------
Current Assets                                           380          8,721
                                                 -----------    -----------
  Total Assets                                   $       380    $     8,721
                                                 ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                               $     5,592    $     5,000
  Note Payable                                          --          200,000
  Accrued Interest Payable                              --        1,654,465
                                                 -----------    -----------
  Total Current Liabilities                            5,592      1,859,465
                                                 -----------    -----------

Total Liabilities                                      5,592      1,859,465
                                                 -----------    -----------

Stockholders' (Deficit):
Common Stock, $.01 par value,
    800,000,000 shares authorized
     9,862,252 shares issued and
     outstanding                                      98,623         96,435
Additional paid-in capital                         2,654,372        780,460
Accumulated (deficit)                             (2,610,868)    (2,610,868)
Accumulated (deficit) during development stage      (147,339)      (116,771)
                                                 -----------    -----------
Total Stockholders' (Deficit)                         (5,212)    (1,850,744)
                                                 -----------    -----------

Total Liabilities and Stockholders' (Deficit)    $       380    $     8,721
                                                 ===========    ===========




The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                December 31,    December 31,
                                                    2005            2004
                                                ------------    ------------

Revenues                                        $       --      $       --
                                                ------------    ------------
Expenses:
  Interest Expense                                      --            59,157
  Audit Fees                                           4,000            --
  Attorney Fees                                          312            --
  Bank Charges                                             9            --
  Transfer Agent Fees                                    794            --
  Edgar Filing Expense                                    50            --
                                                ------------    ------------
Net (Loss)                                      $     (5,165)        (59,157)
                                                ------------    ------------

Per Share                                       $  (0.000524)   $   (0.02238)
                                                ============    ============

Weighted Average Number of Shares Outstanding      9,862,252       2,643,502
                                                ============    ============












The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                For the
                                                              Period from
                                                               February 1,
                                                             2005 (date of
                                                             reinstatement)
                                   Six Months Ended             through
                             December 31,    December 31,     December 31,
                                 2005            2004             2005
                             ------------    ------------    -------------

Revenues                     $       --      $       --      $        --
                             ------------    ------------    -------------
Expenses:
  Interest Expense                 21,635         116,291          126,127
  Audit Fees                        4,000            --             14,000
  Attorney Fees                     1,778            --              3,172
  Bank Charges                         46            --                 55
  Transfer Agent Fees                 794            --              1,550
  Edgar Filing Expense              2,280            --              2,280
  Contract Services Fees             --              --                120
  Corporate Fees                       35            --                 35
                             ------------    ------------    -------------
Net (Loss)                   $    (30,568)       (116,291)        (147,339)
                             ------------    ------------    -------------

Per Share                    $  (0.003130)   $   (0.04399)   $   (0.027536)
                             ============    ============    =============
Weighted Average Number of
 Shares Outstanding             9,764,766       2,643,502        5,350,759
                             ============    ============    =============







The accompanying notes are an integral part of the financial statements.


                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the
                                                                             Period from
                                                                              February 1,
                                                                            2005 (date of
                                                                            reinstatement)
                                                   Six Months Ended            through
                                             December 31,    December 31,    December 31,
                                                 2005            2004            2005
                                             ------------    ------------   -------------
Cash Flows from Operating Activities:
  Net (loss)                                 $    (30,568)   $   (116,292)  $    (147,339)
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accrued Interest
   payable                                         21,635         116,292         126,127
  Increase in Accounts Payable                        592            --             5,592
                                             ------------    ------------   -------------
Net Cash (Used in) Operating
 Activities                                        (8,341)           --           (15,620)
                                             ------------    ------------   -------------

Cash Flows from Investing
 Activities                                          --              --              --
                                             ------------    ------------   -------------

Cash Flows from Financing
 Activities
Issuance of Common stock                             --              --            16,000
                                             ------------    ------------   -------------
Net Cash Provided by Financing
 Activities                                          --              --            16,000
                                             ------------    ------------   -------------

Increase (Decrease) in Cash                        (8,341)           --               380

Cash, Beginning of Period                           8,721            --              --
                                             ------------    ------------   -------------
Cash, End of Period                          $        380    $       --     $         380
                                             ============    ============   =============
Interest Paid                                $       --      $       --     $        --
                                             ============    ============   =============
Income Taxes Paid                            $       --      $       --     $        --
                                             ============    ============   =============
Supplemental Non-Cash Information:
Conversion of note and interest
 payable to common stock                        1,876,100            --         1,876,100
                                             ============    ============   =============


The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of December 31, 2005, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2005 and 2004, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes included in the Company's Registration on Form 10SB12G as amended, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

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

4) Common Stock

On August 5, 2005 the Company filed an 8-K with the Securities and Exchange Commission announcing the increase in its authorized shares to 800,000,000.

Effective August 5, 2005, the Company converted its note payable and interest payable balance totaling in aggregate $1,876,100 into 218,750 shares of the Company's common stock.

(5) Subsequent Events

On January 20, 2006, Mr. Allen Goldstone provided the Company with a notice of resignation from the Company's Board of Directors, effective as of such date.

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

The Company generated no revenues during the quarter ended December 31, 2005, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2005, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On August 5, 2005,Hemcure, Inc. (the "Company") entered into a privately negotiated transaction with the holder of its Notes Payable currently in default (the "Note") pursuant to which the holder exchanged the Note and accrued interest, an aggregate amount of $1,876,100, for 218,750 shares of the Company's common stock, par value $0.01 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act and Regulation D thereunder. No underwriters were involved and no commissions or other consideration was paid in connection with the exchange.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

During the quarter ended December 31, 2005, the Company filed one report on Form 8-K as follows:

On August 5, 2005 the Company filed an 8-K with the Securities and Exchange Commission announcing the increase in its authorized shares to 800,000,000 as well as the retirement of the note payable and accrued interest with the issuance of 218,750 shares of the Company's common shares.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Hemcure, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, President, Chief
                                      Executive Officer
(Date)                                February 15, 2006

BY(Signature)                         /s/ John Venette
(Name and Title)                      John Venette, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                February 15, 2006