Form 10QSB
period 2006-03-31
HEMCURE INC
filed 2006-04-26
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

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

                                   Yes X No___

As of March 31, 2006, the Registrant had 9,862,252 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                      INDEX
                                      -----
                                                                 Page
                                                                Number
                                                                ------
Part I.   Financial Information

  Item I.   Financial Statements

            Balance Sheets as of March 31, 2006
             (unaudited) and June 30, 2005                         2

            Statements of Operations, Three Months
             Ended March 31, 2006 and 2005 (unaudited)             3

            Statements of Operations, Nine Months ended
             March 31, 2006 and 2005 and the period from February 1, 2005 (date of reinstatement) through March 31, 2006 (unaudited) 4

            Statements of Cash Flows, Nine Months ended
             March 31, 2006 and 2005 and the period from February 1, 2005 (date of reinstatement) through March 31, 2006 (unaudited) 5

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                   March 31,       June 30,
                                                     2006            2005
                                                  (Unaudited)    (See Note 1)
                                                 ------------    ------------
Current Assets                                            201           8,721
                                                 ------------    ------------
  Total Assets                                   $        201    $      8,721
                                                 ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                               $        850    $      5,000
  Note Payable                                           --           200,000
  Advances from Affiliate                               5,600            --
  Accrued Interest Payable                               --         1,654,465
                                                 ------------    ------------
  Total Current Liabilities                             6,450       1,859,465
                                                 ------------    ------------

Total Liabilities                                       6,450       1,859,465
                                                 ------------    ------------

Stockholders' (Deficit):
Common Stock, $.01 par value,
     800,000,000 shares authorized
     9,862,252 shares issued and
     outstanding                                       98,623          96,435
Additional paid-in capital                          2,654,372         780,460
Accumulated (deficit)                              (2,610,868)     (2,610,868)
Accumulated (deficit) during development stage       (148,376)       (116,771)
                                                 ------------    ------------
Total Stockholders' (Deficit)                          (6,249)     (1,850,744)
                                                 ------------    ------------

Total Liabilities and Stockholders' (Deficit)    $        201    $      8,721
                                                 ============    ============



The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended
                                                 March 31,      March 31,
                                                   2006           2005
                                                -----------    -----------

Revenues                                        $      --      $      --
                                                -----------    -----------
Expenses:
  Interest Expense                                        8         61,252
  Audit Fees                                            850           --
  Bank fees                                               9           --
  Edgar Filing Fees                                     170           --
                                                -----------    -----------
Net (Loss)                                      $    (1,037)   $   (61,252)
                                                -----------    -----------

Per Share                                       $  (0.00011)   $  (0.02317)
                                                ===========    ===========

Weighted Average Number of Shares Outstanding     9,862,252      2,643,502
                                                ===========    ===========









The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the
                                                                   Period from
                                                                    February 1,
                                                                  2005 (date of
                                                                  reinstatement)
                                       Nine Months Ended             through
                                   March 31,        March 31,        March 31,
                                     2006             2005             2006
                                -------------    -------------    -------------

Revenues                        $        --      $        --      $        --
                                -------------    -------------    -------------
Expenses:
  Interest Expense                     21,643          177,543          126,135
  Audit Fees                            4,850             --             14,850
  Attorney Fees                         1,778             --              3,172
  Bank Charges                             55             --                 64
  Transfer Agent Fees                     794             --              1,550
  Edgar Filing Expense                  2,450             --              2,450
  Contract Services Fees                 --               --                120
  Corporate Fees                           35             --                 35
                                -------------    -------------    -------------
Net (Loss)                      $     (31,605)   $    (177,543)   $    (148,376)
                                -------------    -------------    -------------

Per Share                       $   (0.003215)   $    (0.06716)   $   (0.017073)
                                =============    =============    =============
Weighted Average Number of
 Shares Outstanding                 9,829,519        2,643,502        8,690,598
                                =============    =============    =============








The accompanying notes are an integral part of the financial statements.


                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the
                                                                       Period from
                                                                        February 1,
                                                                      2005 (date of
                                                                      reinstatement)
                                           Nine Months Ended             through
                                       March 31,        March 31,        March 31,
                                         2006             2005             2006
                                    -------------    -------------    -------------
Cash Flows from Operating Activities:
  Net (loss)                        $     (31,605)   $    (177,543)   $    (148,376)
Adjustments to reconcile net loss
 To net cash used in operating
 activities:
  Increase in Accrued Interest
   payable                                 21,635          177,543          126,127
  Increase or (Decrease) in
   Accounts Payable                        (4,150)            --                850
                                    -------------    -------------    -------------
Net Cash (Used In) Operating
 Activities                               (14,120)            --            (21,399)
                                    -------------    -------------    -------------

Cash Flows from Investing
 Activities                                  --               --               --
                                    -------------    -------------    -------------

Cash Flows from Financing
 Activities
Issuance of Common Stock                     --               --             16,000
Advance from Affiliate                      5,600             --              5,600
                                    -------------    -------------    -------------
Net Cash Provided by Financing
 Activities                                 5,600             --             21,600
                                    -------------    -------------    -------------

Increase (Decrease) in Cash                (8,520)            --                201

Cash, Beginning of Period                   8,721             --               --
                                    -------------    -------------    -------------
Cash, End of Period                 $         201    $        --      $         201
                                    =============    =============    =============
Interest Paid                       $        --      $        --      $        --
                                    =============    =============    =============
Income Taxes Paid                   $        --      $        --      $        --
                                    =============    =============    =============


The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2006, the statements of operations and the statements of cash flows for the three month and nine month periods ended March 31, 2006 and 2005, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes included in the Company's Registration Statement filed on Form 10SB12G as amended, filed with the Securities and Exchange Commission.

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

(4) Related Party Transactions

On February 23, 2006 Creative Business Strategies, Inc., an entity for which one of our directors is the Chairman, agreed to fund the continuing working capital needs of the Company and made an initial advance of five thousand six hundred dollars ($5,600) which shall be repaid upon the Company obtaining funding or the completion of a change of control transaction.

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

The Company generated no revenues during the quarter ended March 31, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2006, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

During the quarter ended March 31, 2006, the Company filed one report on Form 8-K as follows:

On January 20, 2006 the Company filed an 8-K with the Securities and Exchange Commission announcing that on January 20, 2006, Mr. Allen Goldstone provided the Company with a notice of resignation from the Company's Board of Directors, effective as of such date.

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

(Date)                       April 21, 2006


BY(Signature)                /s/ John Venette
(Name and Title)             John Venette, Treasurer, Secretary
                             and Chief Financial Officer

(Date)                       April 21, 2006