Form 10QSB/A
period 2005-12-31
HEMCURE INC
filed 2006-07-06
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                  730 W. Randolph, Suite 600, Chicago, IL 60661
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (312) 454-0015

                           (Issuer's telephone number)

               5353 Manhattan Circle, Suite 101, Boulder, CO 80303
          -------------------------------------------------------------
                                (Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of December 31, 2005 and the amended filing date, the Registrant had 9,862,252 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

Item I.   Financial Statements

          Balance Sheets as of December 31, 2005
           (unaudited) and June 30, 2005                                       2

          Statements of Operations, Three Months
           ended December 31, 2005 and 2004 (unaudited)                        3

          Statements of Operations, Six Months
           ended December 31, 2005 and 2004 (unaudited)                        4

          Statements of Cash Flows, Six Months
           ended December 31, 2005 and 2004 (unaudited)                        5

          Notes to Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of
          Financial Conditions and Results of
          Operations                                                           8

Item 3.   Controls and Procedures                                              9

Part II.  Other Information                                                    9

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                   December 31,      June 30,
                                                       2005            2005
                                                   (Unaudited)     (See Note 1)
                                                   ------------    ------------
Current Assets                                              380           8,721
                                                   ------------    ------------
  Total Assets                                     $        380    $      8,721
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                                 $      5,592    $      5,000
  Note Payable                                               --         200,000
  Accrued Interest Payable                                   --       1,654,465
                                                   ------------    ------------
  Total Current Liabilities                               5,592       1,859,465
                                                   ------------    ------------

Total Liabilities                                         5,592       1,859,465
                                                   ------------    ------------

Stockholders' (Deficit):
Common Stock, $.01 par value,
  800,000,000 shares authorized
  9,862,252 shares issued and
  outstanding                                            98,623          96,435
Additional paid-in capital                            2,654,372         780,460
Accumulated (deficit)                                (2,610,868)     (2,610,868)
Accumulated (deficit) during development               (147,339)       (116,771)
stage
                                                   ------------    ------------
Total Stockholders' (Deficit)                            (5,212)     (1,850,744)
                                                   ------------    ------------

Total Liabilities and Stockholders'
  (Deficit)                                        $        380    $      8,721
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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the
                                                                   Period from
                                                                    February 1,
                                                                  2005 (date of
                                                                  reinstatement)
                                          Six Months Ended           through
                                   December 31,    December 31,    December 31,
                                       2005            2004            2005
                                   ------------    ------------    ------------

Revenues                           $         --    $         --    $         --
                                   ------------    ------------    ------------
Expenses:
  Interest Expense                       21,635         116,291         126,127
  Audit Fees                              4,000              --          14,000
  Attorney Fees                           1,778              --           3,172
  Bank Charges                               46              --              55
  Transfer Agent Fees                       794              --           1,550
  Edgar Filing Expense                    2,280              --           2,280
  Contract Services Fees                     --              --             120
  Corporate Fees                             35              --              35
                                   ------------    ------------    ------------
Net (Loss)                         $    (30,568)       (116,291)       (147,339)
                                   ------------    ------------    ------------

Per Share                          $  (0.003130)   $   (0.04399)   $  (0.027536)
                                   ============    ============    ============
Weighted Average Number of
 Shares Outstanding                   9,764,766       2,643,502       5,350,759
                                   ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the
                                                                   Period from
                                                                    February 1,
                                                                  2005 (date of
                                                                  reinstatement)
                                          Six Months Ended           through
                                    December 31,    December 31,   December 31,
                                        2005            2004           2005
                                    ------------    ------------   ------------

Cash Flows from Operating
  Activities Net (loss)             $    (30,568)   $   (116,292)  $   (147,339)
Adjustments to reconcile net loss
  To net cash used in operating
    activities:
  Increase in Accrued Interest
   payable                                21,635         116,292        126,127
  Increase in Accounts Payable               592              --          5,592
                                    ------------    ------------   ------------
Net Cash (Used in) Operating
  Activities                              (8,341)             --        (15,620)
                                    ------------    ------------   ------------
Cash Flows from Investing
  Activities                                  --              --             --
                                    ------------    ------------   ------------

Cash Flows from Financing
  Activities
  Issuance of Common stock                    --              --         16,000
                                    ------------    ------------   ------------
Net Cash Provided by Financing
  Activities                                  --              --         16,000
                                    ------------    ------------   ------------

Increase (Decrease) in Cash               (8,341)             --            380

Cash, Beginning of Period                  8,721              --             --
                                    ------------    ------------   ------------
Cash, End of Period                 $        380    $         --   $        380
                                    ============    ============   ============
Interest Paid                       $         --    $         --   $         --
                                    ============    ============   ============

Income Taxes Paid                   $         --    $         --   $         --
                                    ============    ============   ============
Supplemental Non-Cash Information:
  Conversion of note and interest
  payable to common stock              1,876,100              --      1,876,100
                                    ============    ============   ============

    The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of December 31, 2005, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2005 and 2004, have been prepared by Hemcure, Inc. (Company)without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December31, 2005 and for all periods presented, have been made.

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

(4) Common Stock

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

On May 26, 2006, Synergy Business Consulting, LLC, a Delaware limited liability company (the "Purchaser") entered into a Stock Purchase Agreement with Alan Goldstone, Michael Friess, David Lilja, and Sanford Schwartz (collectively the "Sellers"), pursuant to such agreement, the Sellers sold in the aggregate 7,218,750 shares of common stock of the Company, collectively representing 73.20% of the total issued and outstanding shares of common stock of the Company. The total purchase price for the shares referenced above was $525,000. The Purchaser used its own working capital to purchase such shares. Such transaction was reported on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.

Effective May 26, 2006, Sanford Schwartz resigned as a director of the Company. Effective May 26, 2006, John Venette resigned as a director and secretary, treasurer, and chief financial officer of the Company. Michael Friess, the then sole remaining director of the Company, appointed Bartly J. Loethen, to replace Mr. Venette as a director of the Company. Such transaction was reported on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.

Effective May 30, 2006, Michael Friess resigned as a director and as Chief Executive Officer/President of the Company and was replaced by Mr. Loethen. Mr. Loethen was also appointed as secretary, treasurer, and Chief Financial Officer of the Company. Mr. Loethen is also a majority-owner and manager of Synergy Business Consulting, LLC. Such disclosure was made on Form 3(s) and Schedule 13D(s) filed with the Securities and Exchange Commission for Barlty J. Loethen and Synergy Business Consulting, LLC.

Effective June 28, 2006, the Company's principal executive office was changed from 5353 Manhattan Circle, Suite 101, Boulder, Colorado, 80303 to 730 W. Randolph, Suite 600, Chicago, Illinois, 60661. Such modification and other changes to the Bylaws were reported on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) or Rule 15d-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls concerning financial reporting that occurred during the period of this report nor were there any other factors that could significantly affect, or are reasonably likely to materially affect, such internal controls over financial reporting subsequent to the date of the Certifying Officer's evaluation, and further, the company did not take any such control actions with regard to any significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On August 5, 2005, Hemcure, Inc. (the "Company") entered into a privately negotiated transaction with the holder of its Notes Payable currently in default(the "Note") pursuant to which the holder exchanged the Note and accrued interest, an aggregate amount of $1,876,100, for 218,750 shares of the Company's common stock, par value $0.01 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act and Regulation D there under. No underwriters were involved and no commissions or other consideration was paid in connection with the exchange.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB12G Registration Statement (Articles of Incorporation) and Bylaws (Form 8-K Current Report filed on July 3, 2006), filed under SEC file number 000-51543 on the SEC website at www.sec.gov.

Exhibit No.    Description
*3(i)          Articles of Incorporation
*3(ii)         Bylaws
31             Sec. 302 Certification
32             Sec. 906 Certification

B) During the quarter ended December 31, 2005, the Company filed one report on Form 8-K as follows:

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

REGISTRANT                            Hemcure, Inc.

BY (Signature)                        /s/ Bartly J. Loethen
(Name and Title)                      Barlty J. Loethen,
                                      President, Chief Executive Officer

(Date)                                July 3, 2006