Form 10QSB/A
period 2006-03-31
HEMCURE INC
filed 2006-07-06
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                        Commission File Number: 000-51543

                                  HEMCURE, Inc.

    (Exact name of small business issuer as specified in its charter)

           Minnesota                                         84-0916792
-------------------------------                      ---------------------------
(State of other jurisdiction of                         (IRS Employer Id No.)
incorporation or organization)

                 730 West Randolph, Suite 600, Chicago, IL 60661
             ------------------------------------------------------
           (Address of principal executive offices including zip code)

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

                                 Yes |X| No |_|

As of March 31, 2006 and the amended filing date, the Registrant had 9,862,252 shares of common stock, $.01 par value per share, outstanding.

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

Item 1.   Financial Statements

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                     March 31,       March 31,
                                                       2006            2005
                                                   ------------    ------------

Revenues                                           $         --    $         --
                                                   ------------    ------------
Expenses:
  Interest Expense                                            8          61,252
  Audit Fees                                                850              --
  Bank fees                                                   9              --
  Edgar Filing Fees                                         170              --
                                                   ------------    ------------

Net (Loss)                                         $     (1,037)   $    (61,252)
                                                   ------------    ------------

Per Share                                          $   (0.00011)   $   (0.02317)
                                                   ============    ============

Weighted Average Number of Shares Outstanding         9,862,252       2,643,502
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                                 HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the
                                                                    Period from
                                                                    February 1,
                                                                   2005(date of
                                                                  reinstatement)
                                         Nine Months Ended            through
                                     March 31,       March 31,       March 31,
                                       2006            2005            2006
                                   ------------    ------------    ------------

Revenues                           $         --    $         --    $         --
                                   ------------    ------------    ------------

Expenses:
  Interest Expense                       21,643         177,543         126,135
  Audit Fees                              4,850              --          14,850
  Attorney Fees                           1,778              --           3,172
  Bank Charges                               55              --              64
  Transfer Agent Fees                       794              --           1,550
  Edgar Filing Expense                    2,450              --           2,450
  Contract Services Fees                     --              --             120
  Corporate Fees                             35              --              35
                                   ------------    ------------    ------------
Net (Loss)                         $    (31,605)   $   (177,543)   $   (148,376)
                                   ------------    ------------    ------------

Per Share                          $  (0.003215)   $   (0.06716)   $  (0.017073)
                                   ============    ============    ============
Weighted Average Number of
  Shares Outstanding                  9,829,519       2,643,502       8,690,598
                                   ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the
                                                                    Period from
                                                                    February 1,
                                                                  2005 (date of
                                                                  reinstatement)
                                         Nine Months Ended           through
                                      March 31,       March 31,      March 31,
                                        2006            2005           2006
                                    ------------    ------------   ------------

Cash Flows from Operating
    Activities: Net (loss)          $    (31,605)   $   (177,543)  $   (148,376)

Adjustments to reconcile net loss
    To net cash used in operating
      activities:

Increase in Accrued Interest
  payable                                 21,635         177,543        126,127
Increase or (Decrease) in
  Accounts Payable                        (4,150)             --            850
                                    ------------    ------------   ------------

Net Cash (Used In) Operating
  Activities                             (14,120)             --        (21,399)
                                    ------------    ------------   ------------

Cash Flows from Investing
  Activities                                  --              --             --
                                    ------------    ------------   ------------

Cash Flows from Financing
  Activities
    Issuance of Common Stock                  --              --         16,000
    Advance from Affiliate                 5,600              --          5,600
                                    ------------    ------------   ------------

Net Cash Provided by Financing
  Activities                               5,600              --         21,600
                                    ------------    ------------   ------------
Increase (Decrease) in Cash               (8,520)             --            201

Cash, Beginning of Period                  8,721              --             --
                                    ------------    ------------   ------------
Cash, End of Period                 $        201    $         --   $        201
                                    ============    ============   ============
Interest Paid                       $         --    $         --   $         --
                                    ============    ============   ============
Income Taxes Paid                   $         --    $         --   $         --
                                    ============    ============   ============

    The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2006, the statements of operations and the statements of cash flows for the three month and nine month periods ended March31, 2006 and 2005, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments)necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006 and for all periods presented, have been made.

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

(5) Subsequent Events

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

Exhibit No.     Description
-----------     -----------
*3(i)           Articles of Incorporation
*3(ii)          Bylaws
31              Sec. 302 Certification
32              Sec. 906 Certification

(B) During the quarter ended March 31, 2006, the Company filed one report on Form 8-K as follows:

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