Form 10QSB
period 2005-09-30
HEMCURE INC
filed 2006-07-17
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                 730 West Randolph, Suite 600, Chicago, IL 60661
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                  312-454-0015
                            ------------------------
                           (Issuer's telephone number)

               5353 Manhattan Circle, Suite 101, Boulder, CO 80303
               ---------------------------------------------------
                                (Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X| No|_|

As of July 11, 2006, the Registrant had 9,862,252 shares of common stock, $.01 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                INDEX

                                                                Page
                                                               Number
                                                               ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of September 30, 2005
            (unaudited) and June 30, 2005                         2

           Statements of Operations, Three Months
            ended September 30, 2005 and 2004 (unaudited)         3

           Statements of Cash Flows, Three Months
            ended September 30, 2005 and 2004 (unaudited)         4

           Notes to Financial Statements                          5

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            6

 Item 3.   Controls and Procedures                                6

Part II.  Other Information                                       7

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30,     June 30,
                                                        2005            2005
                                                     (Unaudited)    (See Note 1)
                                                     -----------    -----------

Current Assets                                               561          8,721
                                                     -----------    -----------
  Total Assets                                       $       561    $     8,721
                                                     ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                                   $       608    $     5,000
  Note Payable                                                --    $   200,000
  Accrued Interest Payable                                    --      1,654,465
                                                     -----------    -----------
  Total Current Liabilities                                  608      1,859,465
                                                     -----------    -----------

Total Liabilities                                    $       608    $ 1,859,465
                                                     -----------    -----------

Stockholders' (Deficit):
Common Stock, $.01 par value,
     800,000,000 shares authorized
     9,862,252 shares issued and
     outstanding                                     $    98,623    $    96,435
Additional paid-in capital                             2,654,372        780,460
Accumulated (deficit)                                 (2,610,868)    (2,610,868)
Accumulated (deficit) during development stage          (142,174)      (116,771)
                                                     -----------    -----------
Total Stockholders' (Deficit)                                (47)    (1,850,744)
                                                     -----------    -----------

Total Liabilities and Stockholders' (Deficit)        $       561    $     8,721
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the
                                                                 Period from
                                                                 February 1,
                                                                2005 (date of
                                                                reinstatement)
                                        Three Months Ended         through
                                    September 30,  September 30,  September 30,
                                       2005            2004          2005
                                    -----------    -----------    -----------


Revenues                            $        --    $        --    $        --
                                    -----------    -----------    -----------
Expenses:
  Interest Expense                       21,635         57,134        126,127
  Audit Fees                                 --             --         10,000
  Attorney Fees                           1,466             --          2,860
  Bank Charges                               37             --             46
  Transfer Agent Fees                        --             --            756
  Edgar Filing Expense                    2,230             --          2,230
  Contract Services Fees                     --             --            120
  Corporate Fees                             35             --             35
                                    -----------    -----------    -----------
Net (Loss)                          $   (25,403)       (57,134)      (142,174)
                                    -----------    -----------    -----------

Per Share                           $  (0.00260)   $ (0.02161)    $(0.0170252)
                                    ===========    ===========    ===========
Weighted Average Number of Shares
 Outstanding                          9,764,766      2,643,502      8,350,759
                                    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the
                                                                         Period from
                                                                          February 1,
                                                                         2005 (date of
                                                                         reinstatement)
                                                 Three Months Ended         through
                                            September 30,   September 30, September 30,
                                                2005            2004         2005
                                             -----------    -----------   -----------
Cash Flows from Operating Activities:
  Net (loss)                                 $   (25,403)   $   (57,134)  $  (142,174)
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accrued Interest
   payable                                        21,635         57,134       126,127
  (decrease) in Accounts Payable                  (4,392)            --           608
                                             -----------    -----------   -----------
Net Cash (Used in) Operating
 Activities                                       (8,160)            --       (15,439)
                                             -----------    -----------   -----------

Cash Flows from Investing
 Activities                                           --             --            --
                                             -----------    -----------   -----------

Cash Flows from Financing
 Activities
Issuance of Common stock                              --             --        16,000
                                             -----------    -----------   -----------
Net Cash Provided by Financing
 Activities                                           --             --        16,000
                                             -----------    -----------   -----------

Increase (Decrease) in Cash                       (8,160)            --           561

Cash, Beginning of Period                          8,721             --            --
                                             -----------    -----------   -----------
Cash, End of Period                          $       561    $        --   $       561
                                             ===========    ===========   ===========
Interest Paid                                $        --    $        --   $        --
                                             ===========    ===========   ===========
Income Taxes Paid                            $        --    $        --   $        --
                                             ===========    ===========   ===========
Supplemental Non-Cash Information:
Conversion of note and interest
 payable to common stock                       1,876,100             --     1,876,100
                                             ===========    ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2005, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2005 and 2004, have been prepared by Hemcure, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005 and for all periods presented, have been made.

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

ITEM 3       CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB12G Registration Statement (Articles of Incorporation) and Bylaws (Form 8-K Current Report filed on July 3, 2006), filed under SEC file number 0000-51543 on the SEC website at www.sec.gov.

B) During the quarter ended September 30, 2005 and subsequent to such period ending September 30, 2005, the Company filed the following reports on Form 8-K as follows:

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

On June 2, 2006, the Company filed an 8-K with the Securities and Exchange Commission announcing the purchase of 7,218,750 shares of common stock of the Company, representing 73.20% of the Company, by Synergy Business Consulting, LLC from certain shareholders of the Company in a private transaction. Further, effective May 26, 2006 and May 30, 2006, certain directors and officers resigned from the Company. Mr. Barlty J. Loethen was then appointed as director and officer of the Company.

On July 3, 2006, the Company filed an 8-K with the Securities and Exchange Commission announcing that the principal executive office was changed from 5353 Manhattan Circle, Suite 101, Boulder, Colorado to 730 W. Randolph, suite 600, Chicago, IL 60661, as well as other modifications to the Bylaws.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT                            Hemcure, Inc.


BY(Signature)                         /s/ Bartly J. Loethen
(Name and Title)                      Bartly J. Loethen, President, Chief
                                      Executive Officer
(Date)                                July 11, 2006

BY(Signature)                         /s/ Bartly J. Loethen
(Name and Title)                      Bartly J. Loethen, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                July 11, 2006