Form 10KSB
period 2006-06-30
HEMCURE INC
filed 2006-09-28
CIK 810208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal
                           year ended - June 30, 2006

                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from:

                        Commission file number: 000-51543

                                  Hemcure, Inc.
                                  -------------

                 (Name of Small Business Issuer in its charter)

                                Nevada 20-5573204
              ----------------------------- ----------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                           730 W. Randolph, suite 600
                            Chicago, Illinois. 60661
                               ------------------
                    (Address of principal executive offices)

                     Issuer's telephone number: 312-454-0015

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                  YES |_| NO |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $ -0-

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |X| NO |_|

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average=bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            563,695 as of September 15, 2006.

Documents Incorporated by Reference
                           None.

Transitional Small Business Disclosure Format (Check one):
                   Yes |_|; No [X]

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

In connection with its corporate purposes, the registrant made a registered public offering of its common stock which became effective May 1, 1987, and was closed out on August 21, 1987. Pursuant to such offering, the registrant sold 790,302 units consisting of 790,302 shares of common stock and 395,151 common stock purchase warrants, at the public offering price of $1.25 per unit and raised a gross amount of $987,877. Such numbers referenced in the prior sentence are the number of units prior to the reverse stock split referenced in paragraph 6 of this Item 1 of Part I hereof. Each unit consisted of one share of common stock and warrant to purchase 50% of a share of common stock. Each warrant holder had an exercise period of 24 months commencing from May 5, 1987. The warrants became detachable from the units after June 1, 1987. After deduction of underwriting commissions and other expenses of the offering, net proceeds to the registrant were approximately $859,454. This offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission in New York, New York on Form S-18.

In April 1991 the Company ceased operations, liquidated the remaining assets and the proceeds were used to pay off the remaining trade debt of the Company. The State of Minnesota involuntarily dissolved the Company effective July 29, 1996. On February 16, 2005 the State of Minnesota reinstated the Company in good standing.

In January 2005, Robert Geller, John Ferris and Clifton Sherwood resigned as officers and directors of the Company. The remaining Board members, consisting of Allen Goldstone and Sanford Schwartz, appointed two new directors, Michael Friess and John Venette. The Board then appointed Michael Friess as President and CEO of the Company and also appointed John Venette as Secretary, Treasurer and Chief Financial Officer of the Company. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On April 7 2005, a group of four individuals, (Allen Goldstone, Sanford Schwartz, Michael Friess and Dave Lilja), contributed $16,000 as paid in capital to the Company to pay for the costs of current accounting and filings with the Securities and Exchange Commission, so as to reactivate the Company as a reporting company. Inconsideration for the capital contribution(s), the Company issued 7,000,000 shares of its common stock, which is the number of shares prior to the reverse stock split referenced in paragraph 5 of this Item 1 of Part I hereof.

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 20,000,000 preferred shares with a par value of $.01 and 100,000,000 common shares with a par value of $.01. Each holder of the common stock shall be entitled to one vote for each share of common stock held. As of June 30, 2006, there are 9,862,252 shares of common stock outstanding (which is the number of shares prior to the reverse stock split referenced in paragraph 5 of this Item 1 of Part I hereof). The current number of shares that reflect such reverse stock split is 563,695 issued and outstanding shares of common stock.

Effective May 26, 2006, four of the Company's existing shareholders sold 7,218,750 shares (calculated prior to the reverse stock split referenced in paragraph 5 of this Item 1 of Part I hereof)of the Company's common stock (approximately 73.2% of the total and issued outstanding common stock of the Company) to Synergy Business Consulting, LLC, resulting in a change in control of the Company. Further, effective, May 26, 2006, John Venette and Sanford Schwartz resigned their respective positions as officers and directors of the Company. The remaining director of the Company, Michael Friess, then appointed Bartly J. Loethen, as a new director the Company. On May 30, 2006, Mr. Friess resigned as director and officer of the Company. The Board then appointed Mr. Loethen as President, CEO, Secretary, Treasurer and Chief Financial Officer of the Company.

Subsequent to June 30, 2006, the new management of the Company has acted to effect a migratory merger, resulting in the following: (1) re-domicile the
Company in the state of Nevada; (2) the adoption of the Articles of Incorporation of Hemcure, Inc., a Nevada corporation; (3) the issued and outstanding shares of common stock of the Company automatically convert into the right to receive shares of Hemcure Nevada Common Stock at a ratio of seventeen and one-half (17.5) shares of common stock of Company for one (1) share of Hemcure Nevada Common Stock; (4) the adoption of the bylaws of Hemcure Nevada; and (5) the persons presently serving as executive officers and directors of the Company serve in their same respective positions with Hemcure Nevada. Such reverse stock split, has resulted in 563,695 shares of common stock in Hemcure, Inc., a Nevada corporation. The NASDAQ stock market has effected the re-incorporation merger and reverse stock split at the opening of business on September 22, 2006. The new trading symbol for the Company on the OTCBB is HMCU.

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

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities; either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to continue to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is intentionally general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The Officer of the Company has limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount offers that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements prior to the closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on For 10-K (or 10-KSB, as applicable).

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 730 West Randolph, Suite 600, Chicago, IL 60661, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

There are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders. However, subsequent to June 30, 2006, the shareholders of the Company were sent a proxy statement soliciting their vote in favor of a migratory merger, as described in the Definitive Proxy Statement filed with the Securities and Exchange Commission on August 3, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                     ISSUER PURCHASE OF EQUITY SECURITIES.

(a) Market Information.

The Company's securities are traded on the OTCBB under the trading symbol HMCU. Prior to September 22, 2006, the Company's securities were traded under the symbol, HEMC.

As of June 30, 2006, there were approximately 214 holders of record of the Company's Common Stock.

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

In the year 2005, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to reinstate the Company as a Minnesota corporation and to structure the Company as potential merger candidate or "blank check" company. It caused to be filed five years of the most recent annual audited financial statements of the Company so as to resume reporting status.

Further, in management's continued effort to maximize the value of the Company for its shareholders, management solicited shareholder's approval to effect a migratory merger, which resulted in the following: (1) re-domicile the Company in the state of Nevada; (2) the adoption of the Articles of Incorporation of Hemcure, Inc., a Nevada corporation; (3) the issued and outstanding shares of common stock of the Company automatically convert into the right to receive shares of Hemcure Nevada Common Stock at a ratio of seventeen and one-half (17.5) shares of common stock of Company for one (1) share of Hemcure Nevada Common Stock; (4) the adoption of the bylaws of Hemcure Nevada; and (5) the persons presently serving as executive officers and directors of the Company serve in their same respective positions with Hemcure Nevada. Such reverse stock split has resulted in 563,695 shares of common stock in Hemcure, Inc., the Nevada corporation. The NASDAQ stock market has effected the re-incorporation merger and reverse stock split at the opening of business on September 22, 2006. The new trading symbol for the Company on the OTCBB is HMCU.

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

Liquidity and Capital Resources.

From the date of the Company's registered public offering until April 1, 2005 the Company had issued and outstanding an aggregate of 2,643,502 shares of its common stock (which is the number of shares prior to the reverse stock split referenced in paragraph 5 of Item 1 of Part I hereof). On April 7, 2005 the Company issued 7,000,000 shares of common stock, which amount is included in the aggregate 9,643,502 shares issued and outstanding, for a capital contribution of $16,000. Both share amounts referenced in the sentence above are prior to the reverse stock split referenced in paragraph 5 of Item 1 of Part I hereof. Subsequent to June 30, 2006, the reverse stock split as part of the migratory merger described herein resulted in an aggregate of 563,695 shares issued and outstanding of the Company, to be in a more favorable position for a potential business combination.

The Company has no operating history as a "blank check" company and no material assets.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  HEMCURE, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                  June 30, 2006

                                                                        Page

Report of Independent Registered Public Accounting Firm                  F-2

Financial Statements:

         Balance Sheet                                                   F-3

         Statements of Operations                                        F-4

         Statement of Stockholders' (Deficit)                            F-5

         Statements of Cash Flows                                        F-6

         Notes to Financial Statements                               F-7 to F-11

             Report of Independent Registered Public Accounting Firm

Board of Directors
Hemcure, Inc.

We have audited the accompanying balance sheet of Hemcure, Inc., as of June 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the two years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemcure, Inc. as of June 30, 2006, and the results of its operations and cash flows for the two years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations, and has net capital and working capital deficits which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
September 19, 2006

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2006

                                ASSETS

Current Assets:
  Cash in Checking Account                                    $         500
                                                              -------------
TOTAL ASSETS                                                  $         500
                                                              =============
                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts Payable                                            $         557
  Accounts payable, related party                                       500
                                                              -------------
   Total Current Liabilities                                          1,057
                                                              -------------

TOTAL LIABILITIES                                                     1,057
                                                              -------------
Commitments and contingencies (Notes 1,2,4 and 5)

Stockholders' (DEFICIT):
  Preferred stock, $.01 par value,
   20,000,000 shares authorized,
   none issued and outstanding                                            -
  Common stock, $.01 par value
   100,000,000 shares authorized,
   563,695 issued and outstanding                                     5,637
  Additional Paid In Capital                                      2,754,654
  Accumulated (deficit)                                          (2,610,868)
  Accumulated (deficit) during development stage                   (149,980)
                                                              -------------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (557)
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                 $         500
                                                              =============

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                  For the
                                                                Period from
                                                                February 1,
                                                               2005 (date of
                                                               reinstatement)
                                         For the Year Ended       through
                                       June 30,      June 30,     June 30,
                                        2006           2005         2006
                                    ------------  ------------  -----------

Revenues                            $          -   $         -  $         -
                                    ------------   -----------  -----------
Expenses:
  Interest Expense                        21,635       240,964      126,127
  Audit Fees                               5,700        10,000       15,700
  Attorney Fees                            1,778         1,394        3,172
  Transfer Agent Fees                        794           756        1,550
  Edgar Filing Expense                     3,195             -        3,195
  Other                                      107           129          236
                                    ------------   -----------  -----------
Total Expenses                            33,209       253,243      149,980
                                    ------------   -----------  -----------

Net (Loss)                          $    (33,209)  $  (253,243) $  (149,980)
                                    ------------   -----------  -----------

Per Share                           $      (0.06)  $     (1.04) $     (0.30)
                                    ============   ===========  ===========
Weighted Average Number of Shares
 Outstanding                             562,324       243,112      507,780
                                    ============   ===========  ===========

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
               (DEFICIT ) For the Period from July 1, 2004 through
                                  June 30, 2006

                                                                                 Accumulated
                                                                                   (Deficit)
                                                       Additional                    during
                        Preferred Stock        Common Stock      Paid-in    Accumulated    Development
                       No. Shares   Amount   No.Shares  Amount   Capital     (Deficit)        Stage          Total
                       ----------  --------  ---------  -------  ----------  -----------  ------------   ----------
Balance at
July 1, 2004               --       151,057         1,511       859,384     (2,474,396)            --     (1,613,501)

Issuance of
common stock
for $.00228
per share                  --       400,000         4,000        12,000             --             --         16,000

Net loss-
year ended
June 30, 2005              --            --            --            --       (136,472)      (116,771)      (253,243)
                  -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at
June 30, 2005              --       551,057         5,511       871,384     (2,610,868)      (116,771)    (1,850,744)

Issuance of
Common stock
To retire
Note payable               --        12,500           125     1,875,975             --             --      1,876,100

Additional paid-
 in capital                --            --            --         7,296             --             --          7,296

Rounding                   --           138             1            (1)            --             --             --

Net loss-
Year ended
June 30, 2006              --            --            --            --             --        (33,209)       (33,209)
                  -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at
June 30, 2006              --       563,695   $     5,637   $ 2,754,654    $(2,610,868)   $  (149,980)   $      (557)
                  ===========   ===========   ===========   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  June 30, 2006

                                                                        For the
                                                                      Period from
                                                                      February 1,
                                                                     2005 (date of
                                                                     reinstatement)
                                               For the Year Ended        through
                                               June 30,    June 30,     June 30,
                                                2006        2005          2006
                                             ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net (loss)                                 $ (33,209)   $(253,243)   $(149,980)
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accrued Interest
   payable                                      21,635      240,964      126,127
  Increase (decrease) in Accounts
   Payable                                      (4,443)       5,000          557
                                             ---------    ---------    ---------
Net Cash (Used in) Operating
 Activities                                    (16,017)      (7,279)     (23,296)
                                             ---------    ---------    ---------
Cash Flows from Investing
 Activities                                         --           --           --
                                             ---------    ---------    ---------
Cash Flows from Financing
 Activities
Issuance of common stock                            --       16,000       16,000
Advance from affiliate                           7,296           --        7,296
Loan from Principal                                500           --          500
                                             ---------    ---------    ---------
Net Cash Provided by Financing
 Activities                                      7,796       16,000       23,796

Increase (Decrease) in Cash                     (8,221)       8,721          500

Cash, Beginning of Period                        8,721           --           --
                                             ---------    ---------    ---------
Cash, End of Period                                500    $   8,721    $     500
                                             =========    =========    =========
Interest Paid                                $      --    $      --    $      --
                                             =========    =========    =========
Income Taxes Paid                            $      --    $      --    $      --
                                             =========    =========    =========

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

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

On July 29, 1996, the Company was suspended from being a Minnesota corporation as a result of non-filing of required documents by the state of Minnesota. Since April 1, 1991, the Company has not engaged in any operations and has been dormant. Effective February, 2005, the Company revived its charter and commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company. As disclosed in Note 6, subsequent to June 30, 2006, the Company merged with Hemcure, Inc., a Nevada Corporation, and changed its domicile to Nevada. See Note 6 for further disclosure.

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

(c) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2005 and 2006, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2006, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

(g) Development Stage Enterprise

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began when the Company revived its charter and commenced activities to become reporting with the Securities and Exchange Commission with the intention of becoming a publicly trading company.

(h) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(i) Revenue Recognition

The Company has had no revenue to date.

(j) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(k) Fair Value of Financial Instruments

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

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

(l) Income Taxes

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

(m) Other

The Company has selected June 30 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2026, and is severely restricted as per the Internal Revenue code due to the change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards and the change in control during the year ended June 30, 2006. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                            Estimated       NOL            Estimated                    Change in
                               NOL          Expires       Tax Benefit     Valuation     Valuation     Net Tax
       Period Ending       Carry-forward                   from NOL       Allowance     Allowance     Benefit
      June 30, 2005          12,279            2025            2,272        (2,272)        (2,272)         --
      June 30, 2006          23,853            2026            4,413        (4,413)        (2,141)         --

      Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

      Income tax benefit at statutory rate resulting from net operating
      loss carryforward                                                                        (15.0%)
      State tax (benefit) net of Federal benefit                                               (3.5%)
      Deferred income tax valuation allowance                                                   18.5%
                                                                                          ------------------
      Actual tax rate                                                                            0%
                                                                                          ==================

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

(3) Common Stock Issued

The Company's articles of incorporation, as amended, authorize the issuance of 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. The Company initially issued 105,943 shares of its common stock for $61,800. During August 1987, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 45,160 shares at $1.25 per unit totaling $987,877. Net proceeds to the Company after deducting costs of the offering of $128,423, amounted to $859,454. The Company cancelled 46 shares in conjunction with the canceling of employment agreement with one of their doctors. On April 7, 2005 the Company issued 400,000 shares of its common stock for $16,000 cash. Effective August 5, 2005 the note payable to a related party along with accrued interest was retired with the issuance of 12,500 shares of the Company's common shares. Pursuant to a Stock Purchase Agreement, effective May 26, 2006, four of the Company's shareholders sold 412,500 shares (approximately 73.2% of the total issued and outstanding shares) of the Company's common stock to an entity, resulting in a change in control of the Company.

As disclosed in Note 6, subsequent to June 30, 2006, the Company merged with Hemcure, Inc., a Nevada Corporation, and the Company's common stock was converted at a ratio of seventeen and one-half (17.5) shares of common stock for one (1) share of Hemcure Nevada's common stock. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the reverse stock split.

 (4) Note Payable

                                                           June 30,    June 30,
                                                            2005        2006

Note to a related party, including interest at the,          $0       $1,854,465
annual rate of 14%. The note was collateralized by each and every right of the debtor to the payment of money including accounts receivable.

Effective August 5, 2005, the note was converted into 12,500 shares of the Company's common stock.

Interest of $21,635 and $240,964 related to this note was expensed during the years ended June 30, 2006 and 2005, respectively.

(5) Related Party Transactions

On April 7, 2005 the Company issued 400,000 share of common stock for paid in capital of $16,000 cash, of this amount 375,000 shares of the Company's common stock were issued to three directors of the Company for paid in capital of $15,000 cash.

During January 2005, the rights in the $200,000 note payable by the Company was transferred from an entity to one of the Company's directors. During August 2005, the note was converted into 12,500 shares of the Company's common stock.

Pursuant to a Stock Purchase Agreement, effective May 26, 2006, four of the Company's shareholders sold 412,500 shares (approximately 73.2% of the total issued and outstanding shares) of the Company's common stock to an entity, resulting in a change in control of the Company.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

(5) Related Party Transactions (continued)

During the year ended June 30, 2006, the Company's President advanced $500 to the Company. The advance is uncollateralized, bears no interest, and is due on demand.

The Company is provided legal services by a law firm in which the President of the Company is a member. No provision for these costs was provided at June 30, 2006 since it has been determined that they are immaterial.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

(6) Subsequent Events

Effective September 8, 2006, the Minnesota Secretary of State approved the merger of Hemcure, Inc., a Minnesota corporation ("Hemcure Minnesota") into Hemcure, Inc., a Nevada corporation ("Hemcure Nevada"). On July 28, 2006, the Board of Directors of Hemcure Minnesota adopted the Agreement and Plan of Merger. On August 17, 2006, the shareholders of Hemcure, Inc. adopted the Agreement and Plan of Merger, which was detailed in the proxy statement sent to shareholders on August 3, 2006. Such definitive proxy statement was filed with the Securities and Exchange Commission on August 3, 2006.

The Agreement and Plan of Merger set forth the following: 1) a change in domicile from the State of Minnesota to the State of Nevada; 2) the adoption of the Articles of Incorporation of Hemcure Nevada under the laws of the state of Nevada (as provided in the proxy materials); 3) the issued and outstanding shares of common stock of Hemcure Minnesota automatically convert into the right to receive shares of Hemcure Nevada Common Stock at a ratio of seventeen and one-half (17.5) shares of common stock of Hemcure Minnesota for one (1) share of Hemcure Nevada Common Stock; 4) the adoption of the bylaws of Hemcure Nevada under the laws of the state of Nevada (as provided in the proxy materials); and
5) the persons presently serving as executive officers and directors of Hemcure Minnesota serve in their same respective positions with Hemcure Nevada.

The NASDAQ stock market has effected the re-incorporation merger and reverse stock split at the opening of business on September 22, 2006. The new trading symbol for the Company on the OTCBB is HMCU.

ITEM 8. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Our President and Chief Financial Officer has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this review, Mr. Loethen believes that our disclosure controls and procedures are effective in ensuring that material information related to Hemcure is made known to them.

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

ITEM 8B. OTHER INFORMATION.

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                         AGE            POSITION

-------------------------- ----------- ---------------------------------------
Bartly J. Loethen          42          President, Chief Executive Officer,
                                       Secretary, Treasurer, Chief Financial
                                       Officer
-------------------------- ----------- ---------------------------------------

In May 2006, John Venette and Sanford Schwartz resigned as officers and directors of the Company. The remaining Board member, consisting of Michael Friess, appointed Barlty J. Loethen as a new director of the Company. The Board then appointed Bartly J. Loethen as President and CEO, Secretary, Treasurer and Chief Financial Officer of the Company. On May 30, 2006 Michael Friess resigned as officer and director of the Company.

SIGNIFICANT EMPLOYEES

The Company has no regular employees. Bartly J. Loethen devotes approximately 5% of their time to the Company's business.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of June 30, 2006 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and
(iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

--------------------------------------------------- --------------------- -----------------------------------
                 NAME AND ADDRESS                     NUMBER OF SHARES      PERCENTAGE OF SHARES OWNED (1)
                                                     OWNED OR CONTROLLED
--------------------------------------------------- --------------------- -----------------------------------
Synergy Business Consulting, LLC (2)                     7,218,750                      73.19%
730 W Randolph, Suite 600
Chicago, IL 60661
--------------------------------------------------- --------------------- -----------------------------------
Cede & CO                                                 791,617                       8.03%
Box #20
Bowling Green Station
New York City, New York 10004
--------------------------------------------------- --------------------- -----------------------------------
John D. Ferris                                            601,000                       6.09%
RTE 1 Box 336B
Riverton, WY 82501
--------------------------------------------------- --------------------- -----------------------------------
Bartly J. Loethen (3)                                        0                          0.00%
--------------------------------------------------- --------------------- -----------------------------------

(1) The percentage of Common Stock is calculated based upon 9,862,252 shares issued and outstanding as of June 30, 2006.

(2) Synergy Business Consulting, LLC is controlled by Bartly J. Loethen and therefore Mr. Loethen is the beneficial owner of the shares held by this entity.

(3) Bartly J. Loethen is the sole officer and director of the Company.

Subsequent to the reverse split effective September 22, 2006 (the effective date of the reverse stock split per the NASDAQ stock market), the following table sets forth certain information as of June 30, 2006 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

--------------------------------------------------- --------------------- -----------------------------------
                 NAME AND ADDRESS                     NUMBER OF SHARES      PERCENTAGE OF SHARES OWNED (1)
                                                    OWNED OR CONTROLLED
--------------------------------------------------- --------------------- -----------------------------------
Synergy Business Consulting, LLC (2)                      412,500                       73.19%
730 W Randolph, Suite 600
Chicago, IL 60661
--------------------------------------------------- --------------------- -----------------------------------
Cede & CO                                                  45,244                       8.03%
Box #20
Bowling Green Station
New York City, New York 10004
--------------------------------------------------- --------------------- -----------------------------------
John D. Ferris                                             34,344                       6.09%
RTE 1 Box 336B
Riverton, WY 82501
--------------------------------------------------- --------------------- -----------------------------------
Bartly J. Loethen (3)                                        0                          0.00%
--------------------------------------------------- --------------------- -----------------------------------

(1) The percentage of Common Stock is calculated based upon 563,695 shares issued and outstanding as of September 22, 2006 (the effective date of the reverse stock split per the NASDAQ stock market).

(2) Synergy Business Consulting, LLC is controlled by Bartly J. Loethen and therefore Mr. Loethen is the beneficial owner of the shares held by this entity.

(3) Bartly J. Loethen is the sole officer and director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 7, 2005 the Company issued 400,000 share of common stock for paid in capital of $16,000 cash, of this amount 375,000 shares of the Company's common stock were issued to three directors of the Company for paid in capital of $15,000 cash.

During January 2005, the rights in the $200,000 note payable by the Company was transferred from an entity to one of the Company's directors. During August 2005, the note was converted into 12,500 shares of the Company's common stock.

Pursuant to a Stock Purchase Agreement, effective May 26, 2006, four of the Company's shareholders sold 412,500 shares (approximately 73.2% of the total issued and outstanding shares) of the Company's common stock to an entity, resulting in a change in control of the Company.

During the year ended June 30, 2006, the Company's President advanced $500 to the Company. The advance is uncollateralized, bears no interest, and is due on demand.

The Company is provided legal services by a law firm in which the President of the Company is a member. No provision for these costs was provided at June 30, 2006 since it has been determined that they are immaterial.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

During the year ended June 30, 2006 and subsequent to such period ending June 30, 2006, the Company filed the following reports on Form 8-K as follows:

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

On June 2, 2006, the Company filed an 8-K with the Securities and Exchange Commission announcing the purchase of 7,218,750 shares of common stock of the Company, representing 73.20% of the Company, by Synergy Business Consulting, LLC from certain shareholders of the Company in a private transaction. Further, effective May 26, 2006 and May 30, 2006, certain directors and officers resigned from the Company. Mr. Bartly J. Loethen was then appointed as director and officer of the Company.

On July 3, 2006, the Company filed an 8-K with the Securities and Exchange Commission announcing that the principal executive office was changed from 5353 Manhattan Circle, Suite 101, Boulder, Colorado to 730 W. Randolph, suite 600, Chicago, IL 60661, as well as other modifications to the Bylaws.

On September 14, 2006, the Company filed an 8-K with the Securities and Exchange Commission announcing that effective September 8, 2006, the Minnesota Secretary of State approved the merger of Hemcure, Inc., a Minnesota corporation ("Hemcure Minnesota") into Hemcure, Inc., a Nevada corporation ("Hemcure Nevada"). On July 28, 2006, the Board of Directors of Hemcure Minnesota adopted the Agreement and Plan of Merger. On August 17, 2006, the shareholders of Hemcure, Inc. adopted the Agreement and Plan of Merger, which was detailed in the proxy statement sent to shareholders on August 3, 2006. Such definitive proxy statement was filed with the Securities and Exchange Commission on August 3, 2006.

The Agreement and Plan of Merger set forth the following: 1) a change in domicile from the State of Minnesota to the State of Nevada; 2) the adoption of the Articles of Incorporation of Hemcure Nevada under the laws of the state of Nevada (as provided in the proxy materials); 3) the issued and outstanding shares of common stock of Hemcure Minnesota automatically convert into the right to receive shares of Hemcure Nevada Common Stock at a ratio of seventeen and one-half (17.5) shares of common stock of Hemcure Minnesota for one (1) share of Hemcure Nevada Common Stock; 4) the adoption of the bylaws of Hemcure Nevada under the laws of the state of Nevada (as provided in the proxy materials); and
5) the persons presently serving as executive officers and directors of Hemcure Minnesota serve in their same respective positions with Hemcure Nevada.

On September 28, 2006, the Company filed an 8-K with the Securities and Exchange Commission announcing that effective September 22, 2006, the reincorporation merger and reverse split had taken effect per the NASDAQ. The new trading symbol for Hemcure, Inc. on the Over the Counter Bulletin Board is now HMCU.

(c) Exhibits.

Exhibit Number          Reference
--------------          ---------
3.1                     Articles of Incorporation
3.2                     Bylaws of the Company
31.1                    Sec. 302 Certification of President/CEO and CFO
31.2                    Sec. 906 Certification of President/CEO and CFO


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended June 30, 2006 were $14,000 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $1,700.

Audit Related Fees
We incurred no fees for the year ended June 30, 2006 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended June 30, 2006 were $NIL.

All Other Fees
We incurred no other fees during the period for the year ended June 30, 2006 for products and services rendered by our principal accountant.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Hemcure, Inc., a Nevada corporation


Date: September 27, 2006             By: /s/ Bartly J. Loethen, President,
CEO,                                         CFO, Treasurer, Secretary and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Hemcure, Inc. a Nevada corporation

Date:  September 27, 2006            By: /s/  Bartly J. Loethen, President,
CEO,                                             CFO, Treasurer, Secretary and
Director