Form 10QSB
period 2006-09-30
HEMCURE INC
filed 2006-11-14
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                        Commission File Number: 000-51543

                                  HEMCURE, Inc.

        (Exact name of small business issuer as specified in its charter)

             Nevada                                         20-5573204
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 730 West Randolph, Suite 600, Chicago, IL 60661
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                  312-454-0015
                           ---------------------------
                           (Issuer's telephone number)

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

As of October 3, 2006, the Registrant had 563,695 shares of common stock, $.01 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                INDEX

                                                                           Page
                                                                          Number
Part I.   Financial Information

Item I.   Financial Statements

          Balance Sheets as of September 30, 2006
            (unaudited) and June 30, 2006                                    2

          Statements of Operations, Three Months
            ended September 30, 2006 and 2005 (unaudited)                    3

          Statements of Cash Flows, Three Months
            ended September 30, 2006 and 2005 (unaudited)                    4

          Notes to Financial Statements                                      5

Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                       6

Item 3.   Controls and Procedures                                            6

Part II.  Other Information                                                  7

Part I

Item 1 Financial Statements

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                  September 30,       June 30,
                                                       2006             2006
                                                   (Unaudited)      (See Note 1)
                                                   -----------      -----------
Current Assets                                             500              500
                                                   -----------      -----------
  Total Assets                                     $       500      $       500
                                                   ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                                 $     3,628      $       557
  Accounts Payable, related party                        4,287              500
                                                   -----------      -----------
  Total Current Liabilities                              7,915            1,057
                                                   -----------      -----------

Total Liabilities                                  $     7,915      $     1,057
                                                   -----------      -----------

Stockholders' (Deficit):
    Preferred Stock, $.01 par value,
     20,000,000 shares authorized,
     none issued and outstanding
    Common Stock, $.01 par value
     100,000,000 shares authorized,
     563,695 shares issued and
     outstanding                                   $     5,637      $     5,637
Additional paid-in capital                           2,754,654        2,754,654
Accumulated (deficit)                               (2,610,868)      (2,610,868)
Accumulated (deficit) during development stage        (156,838)        (149,980)
                                                   -----------      -----------
Total Stockholders' (Deficit)                           (7,415)            (557)
                                                   -----------      -----------

Total Liabilities and Stockholders' (Deficit)      $       500      $       500
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             For the
                                                                           Period from
                                                                           February 1,
                                                                          2005 (date of
                                                                          reinstatement)
                                             Three Months Ended               through
                                       September 30,      September 30,    September 30,
                                            2006              2005              2006
                                         ---------         ---------         ---------
Revenues                                 $    --           $    --           $    --
                                         ---------         ---------         ---------
Expenses:
  Interest Expense                            --              21,635           126,127
  Audit Fees                                 3,550              --              19,250
  Attorney Fees                                 78             1,466             3,250
  Transfer Agent Fees                        1,504              --               3,054
  Edgar Filing Expense                       1,726             2,230             4,921
  Other                                       --                  72               236
                                         ---------         ---------         ---------
                                             6,858            25,403           156,838

Net (Loss)                               $  (6,858)          (25,403)         (156,838)
                                         ---------         ---------         ---------

Per Share                                $ (0.0122)        $ (0.0455)
                                         =========         =========
Weighted Average Number of Shares
 Outstanding                               562,324           557,987
                                         =========         =========

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the
                                                                                          Period from
                                                                                          February 1,
                                                                                         2005 (date of
                                                                                         reinstatement)
                                                      Three Months Ended                    through
                                                 September 30,       September 30,       September 30,
                                                     2006                2005                 2006
                                                  -----------         -----------         -----------
Cash Flows from Operating Activities:
  Net (loss)                                      $    (6,858)        $   (25,403)        $  (156,838)
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accrued Interest
   payable                                               --                21,635             126,127
  Increase (decrease) in accounts
   payable                                              3,071              (4,392)              3,628
                                                  -----------         -----------         -----------
Net Cash (Used in) Operating
 Activities                                            (3,787)             (8,160)            (27,083)
                                                  -----------         -----------         -----------

Cash Flows from Investing
 Activities                                              --                  --                  --
                                                  -----------         -----------         -----------

Cash Flows from Financing
 Activities
Issuance of Common stock                                 --                  --                16,000
Loan from Principal                                      --                  --                   500
Advance from Affiliate                                  3,787                --                11,083
                                                  -----------         -----------         -----------
Net Cash Provided by Financing
 Activities                                             3,787                --                27,583

Increase (Decrease) in Cash                              --                (8,160)                500

Cash, Beginning of Period                                 500               8,721                --
                                                  -----------         -----------         -----------
Cash, End of Period                               $       500         $       561         $       500
                                                  ===========         ===========         ===========
Interest Paid                                     $      --           $      --           $      --
                                                  ===========         ===========         ===========
Income Taxes Paid                                 $      --           $      --           $      --
                                                  ===========         ===========         ===========

Supplemental Non-cash Information
Conversion of note and interest
  Payable to common stock                         $      --           $ 1,876,100         $ 1,876,100
                                                  ===========         ===========         ===========

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2006 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2006, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2006 and 2005, have been prepared by Hemcure, Inc, the Nevada corporation (the "Company", which is the entity that resulted from the Migratory Merger which is described herein) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10KSB as amended, filed with the Securities and Exchange Commission.

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

(3) Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began in February 2005 when the Company was reinstated as a Minnesota corporation. In September 2006, the shareholders of the Company approved the merger of Hemcure, Inc., a Minnesota corporation ("Hemcure Minnesota") into Hemcure, Inc., a Nevada corporation.

(4) Common Stock

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

The Company generated no revenues during the quarter ended September 30, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2006, the Company had no material commitments for capital expenditures.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Pursuant to the Migratory Merger, (1) Hemcure, Inc., the Minnesota corporation, re-domiciled from the state of Minnesota to the state of Nevada; (2) adopted the Articles of Incorporation of Hemcure, Inc., a Nevada corporation, whereby Hemcure, Inc., the Minnesota corporation, adopted the capital structure of Hemcure Inc., Nevada, which includes total authorized capital stock of 120,000,000 shares, of which 100,000,000 are common stock, with a par value of $.01 per share (the "Hemcure Nevada Common Stock") and 20,000,000 shares are blank check preferred stock, with a par value of $.01 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more participating, optional, or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by Hemcure Nevada's Board of Directors providing for the issuance of such Preferred Stock or series thereof and (3) the issued and outstanding shares of common stock of the Company automatically convert into the right to receive shares of Hemcure Nevada Common Stock at a ratio of seventeen and one-half (17.5) shares of common stock of Company for one (1) share of Hemcure Nevada Common Stock. The NASDAQ stock market has effected the re-incorporation merger and reverse stock split at the opening of business on September 22, 2006. The new trading symbol for the Company on the OTCBB is HMCU.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 28, 2006, the Board of Directors of Hemcure, Inc., a Minnesota corporation, adopted the Agreement and Plan of Merger (as described herein). On August 17, 2006, the shareholders of Hemcure, Inc. adopted the Agreement and Plan of Merger, which was detailed in the proxy statement sent to shareholders on August 3, 2006. Such definitive proxy statement was filed with the Securities and Exchange Commission on August 3, 2006.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our Form 10-KSB Annual Report, filed on September 28, 2006, under SEC file number 0000-51543 on the SEC website at www.sec.gov.

Exhibit Number                 Reference
--------------                 ---------
3.1                            Articles of Incorporation
3.2                            By-Laws of Hemcure, Inc.
31.1                           Sec. 902 Certification of President/CEO and CFO
31.2                           Sec. 906 Certification of President/CEO and CFO

B) During the quarter ended September 30, 2006 and subsequent to such period ending September 30, 2006, the Company filed the following reports on Form 8-K as follows:

On July 3, 2006, the Company filed an 8-K with the Securities and Exchange Commission announcing that the principal executive office was changed from 5353 Manhattan Circle, Suite 101, Boulder, Colorado to 730 W. Randolph, Suite 600, Chicago, Illinois 60661, as well as other medications to the Bylaws of Hemcure, Inc., a Minnesota corporation.

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

REGISTRANT                              Hemcure, Inc.



BY(Signature)                           /s/ Bartly J. Loethen
                                        Bartly J. Loethen,
                                        President, Chief Executive
                                        Officer
(Date)                                  November 6, 2006

BY(Signature)                           /s/ Bartly J. Loethen
                                        Bartly J. Loethen,
(Name and Title)                        Treasurer, Secretary and Chief Financial
                                        Officer
(Date)                                  November 6, 2006