Form 10QSB
period 2006-12-31
HEMCURE INC
filed 2007-02-13
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

                        Commission File Number: 000-51543

                                  HEMCURE, Inc.

        (Exact name of small business issuer as specified in its charter)

              Nevada                                   20-5573204
  ----------------------------              ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                 730 West Randolph, Suite 600, Chicago, IL 60661
   --------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                  312-454-0015
                            ------------------------
                           (Issuer's telephone number)

               5353 Manhattan Circle, Suite 101, Boulder, CO 80303
               ---------------------------------------------------
                                (Former Address)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of February 5, 2007, the Registrant had 563,695 shares of common stock, $.01 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                      INDEX
                                      -----
                                                                 Page
                                                                Number
                                                                ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of December 31, 2006
            (unaudited) and June 30, 2006                         2

           Statements of Operations, Three Months
            ended December 31, 2006 and 2005 (unaudited)          3

           Statements of Operations, Six Months
            ended December 31, 2006 and 2005 (unaudited)          3

           Statements of Cash Flows, Six Months
            ended December 31, 2006 and 2005 (unaudited)          4

           Notes to Financial Statements                          5

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            7

 Item 3.   Controls and Procedures                                7

Part II.  Other Information                                       8

Part I

Item 1   Financial Statements

                                  HEMCURE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                   December 31,      June 30,
                                                       2006            2006
                                                   (Unaudited)     (See Note 1)
                                                  ------------     ------------
Current Assets                                             500              500
                                                  ------------     ------------
  Total Assets                                    $        500     $        500
                                                  ============     ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                                $      1,027     $        557
  Accounts Payable, related party                       19,557              500
                                                  ------------     ------------
  Total Current Liabilities                             20,584            1,057
                                                  ------------     ------------

Total Liabilities                                 $     20,584     $      1,057
                                                  ------------     ------------

Stockholders' (Deficit):
    Preferred Stock, $.01 par value,
     20,000,000 shares authorized,
     none issued and outstanding
    Common Stock, $.01 par value
     100,000,000 shares authorized,
     563,695 shares issued and
     outstanding                                  $      5,637     $      5,637
Additional paid-in capital                           2,754,654        2,754,654
Accumulated (deficit)                               (2,610,868)      (2,610,868)
Accumulated (deficit) during development stage        (169,507)        (149,980)
                                                  ------------     ------------
Total Stockholders' (Deficit)                          (20,084)            (557)
                                                  ------------     ------------

Total Liabilities and Stockholders' (Deficit)     $        500     $        500
                                                  ============     ============

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              For the
                                                                                            Period from
                                                                                            February 1,
                                                                                           2005 (date of
                                                                                           reinstatement)
                               Six Months Ended                Three Months Ended              through
                        December 31,     December 31,       Sept 30          Sept 30        December 31,
                            2006             2005             2006             2005             2006
                        ------------     ------------     ------------     ------------     ------------
Revenues                $         --     $         --     $         --     $         --     $         --
                        ------------     ------------     ------------     ------------     ------------
Expenses:
Interest Expense                  --           21,635               --           21,635          126,127
Audit Fees                     4,400            4,000            3,550               --           20,100
Attorney Fees                 11,463            1,778               78            1,466           14,635
Transfer Agent Fees            1,614              794            1,504               --            3,164
Edgar Filing Expense           2,050            2,280            1,726            2,230            5,245
Other                             --               81               --               72              236
                        ------------     ------------     ------------     ------------     ------------
                              19,527           30,568            6,858           25,403          169,507

Net (Loss)              $    (19,527)         (30,568)          (6,858)         (25,403)        (169,507)
                        ------------     ------------     ------------     ------------     ------------

Per Share               $      (0.03)    $      (0.05)    $       (.01)    $       (.05)
                        ============     ============     ============     ============

Weighted Average
Number of Shares
Outstanding                  563,626          557,987          562,324          557,987
                        ============     ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the
                                                                                Period from
                                                                                 February 1,
                                                                               2005 (date of
                                                                               reinstatement)
                                                    Six Months Ended              through
                                              December 31,     December 31,     December 31,
                                                  2006             2005             2006
                                              ------------     ------------     ------------
Cash Flows from Operating Activities:
  Net (loss)                                  $    (19,527)    $    (30,568)    $   (169,507)
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accrued Interest
   payable                                              --           21,635          126,127
  Increase in accounts payable                         470              592            1,027
                                              ------------     ------------     ------------
Net Cash (Used in) Operating
 Activities                                        (19,057)          (8,341)         (42,353)
                                              ------------     ------------     ------------
Cash Flows from Investing
 Activities                                             --               --               --
                                              ------------     ------------     ------------

Cash Flows from Financing
 Activities
Issuance of Common stock                                --               --           16,000
Loan from Principal                                     --               --              500
Advance from Affiliate                              19,057               --           26,353
                                              ------------     ------------     ------------
Net Cash Provided by Financing
 Activities                                         19,057               --           42,853

Increase (Decrease) in Cash                             --           (8,341)             500

Cash, Beginning of Period                              500            8,721               --
                                              ------------     ------------     ------------
Cash, End of Period                           $        500     $        380     $        500
                                              ============     ============     ============
Interest Paid                                 $         --     $         --     $         --
                                              ============     ============     ============
Income Taxes Paid                             $         --     $         --     $         --
                                              ============     ============     ============

Supplemental Non-cash Information
---------------------------------
Conversion of note and interest
  Payable to common stock                     $         --     $  1,876,100     $  1,876,100
                                              ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                                  HEMCURE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)

(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2006, the statements of operations for the three month and six month periods ended December 31, 2006 and 2005, and the statements of cash flows for the six month periods ended December 31, 2006 and 2005, have been prepared by Hemcure, Inc, a Nevada corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10KSB as amended, filed with the Securities and Exchange Commission.

(2)   Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

(4)   Common Stock

The Company's articles of incorporation, as amended, authorize the issuance of 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of December 31, 2006, there are 563,695 shares of common stock of the Company issued and outstanding.

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

The Company generated no revenues during the quarter ended December 31 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2006, the Company had no material commitments for capital expenditures.


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

B) During the quarter ended December 31, 2006, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Hemcure, Inc.




BY(Signature)                         /s/ Bartly J. Loethen
                                      Bartly J. Loethen,
                                      President, Chief Executive
                                      Officer
(Date)                                February 13, 2007

BY(Signature)                         /s/ Bartly J. Loethen
                                      Bartly J. Loethen,
(Name and Title)                      Treasurer, Secretary and Chief Financial
                                      Officer
(Date)                                February 13, 2007