Form 10QSB
period 2007-03-31
HEMCURE INC
filed 2007-05-15
CIK 810208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
The Securities Act of 1934

For the Period ended March 31, 2007

HEMCURE, INC.
(Name of small business issuer in its charter)

Nevada	20-5573204
(State of incorporation)	(IRS Employer ID Number)

730 West Randolph, Suite 600, Chicago, IL 60661
312-454-0015
(Address and telephone number of principal executive offices)

5353 Manhattan Circle, Suite 101, Boulder, CO 80303
(Former Address)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 770,524 shares of Common Stock outstanding as of March 31, 2007.

Item 1.  Financial Statements
Hemcure, Inc.
INTERIM BALANCE SHEET
(A Development Stage Company)
(unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$500	$500
Total Current Assets	500	500

	$500	$500

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$-	$557
Accrued expenses	4,827	-
Related party payables	16,021	500
Total Current Liabilities	20,848	1,057

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized,
770,524 and 563,695 issued and outstanding respectively	7,705	5,637

Additional paid-in capital	2,773,170	2,754,654
Accumulated (Deficit)	(2,610,868)	(2,610,868)
Accumulated (Deficit) during development stage	(190,355)	(149,980)
Total Stockholder's deficiency	(20,348)	(557)
	$500	$500

See notes to consolidated financial statements.

Hemcure, Inc.
INTERIM STATEMENTS OF OPERATIONS
(A Development Stage Company)
(unaudited)

	Three Months Ended		Nine Months Ended		Cumulative February 18, 2005 (Date of Reinstatement) to
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	20,848	1,037	40,375	31,605	190,355

NET LOSS FROM OPERATIONS	(20,848)	(1,037)	(40,375)	(31,605)	(190,355)

NET LOSS BEFORE INCOME TAXES	(20,848)	(1,037)	(40,375)	(31,605)	(190,355)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS
	$(20,848)	$(1,037)	$(40,375)	$(31,605)	$(190,355)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.03125)	$(0.00184)	$(0.06673)	$(0.05633)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	667,075	563,557	605,047	561,057

See notes to consolidated financial statements.

Hemcure, Inc.
INTERIM STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(unaudited)

	Nine Months Ended		Cumulative February 18, 2005 (Date of Reinstatement) to
	March 31,	March 31,	March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,375)	$(31,605)	$(190,355)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Increase in Accrued Interest Payable		21,635	126,127
Accounts payable and accrued expenses	4,270	(4,150)	4,827
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(36,105)	(14,120)	(59,401)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:
Advances payable - related party	36,105	-	36,605
Advances from affiliates	-	5,600	7,296
Proceeds from sale of stock	-	-	16,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,105	5,600	59,901

NET DECREASE IN CASH	-	(8,520)	500

CASH, beginning of the period	500	8,721	-

CASH, end of the period	$500	$201	$500
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Stock issued for related party payables	$20,584	$-	$20,584

See notes to consolidated financial statements.

Hemcure, Inc.
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(A Development Stage Company)
(unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated (Deficit) The During
	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated (Deficit)	Development Stage	Total
Balance, June 30, 2006		$	563,695	$5,637	$2,754,654	$(2,610,868)	$(149,980)	$(557)

Net loss three months ended September 30, 2006						-	(6,858)	(6,858)

Balance, September 30, 2006		$	563,695	$5,637	$2,754,654	$(2,610,868)	$(156,838)	$(7,415)

Net loss three months ended December 31, 2006						-	(12,669)	(12,669)

Balance, December 31, 2006		$	563,695	$5,637	$2,754,654	$(2,610,868)	$(169,507)	$(20,084)

Shares issued to retire Related Party Payable			206,829	2,068				2,068

Additional paid-in-capital					18,516			18,516

Net loss nine months ended March 31, 2007						-	(40,375)	(40,375)

Balance, March 31, 2007		$	770,524	$7,705	$2,773,170	$(2,610,868)	$(190,355)	$(20,348)

See notes to consolidated financial statements.

Hemcure, Inc.
Weighted Average Common Stock Outstanding Calculation
(A Development Stage Company)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

30-Jun-05				551057
31-Jul-05				551057
31-Aug-05				563557
30-Sep-05				563557
31-Oct-05				563557
30-Nov-05				563557
31-Dec-05		563557		563557
30-Jan-06		563557		563557
28-Feb-06		563557		563557
31-Mar-06		563557		563557
30-Apr-06
31-May-06
30-Jun-06			563695
31-Jul-06			563695
31-Aug-06			563695
30-Sep-06			563695
31-Oct-06			563695
30-Nov-06			563695
31-Dec-06	563695		563695
31-Jan-07	563695		563695
28-Feb-07	770455		770455
31-Mar-07	770455		770455

Weighted Average of Common
Shares Outstanding	667,075	563,557	605,047	561,057

HEMCURE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

Note 1. Unaudited Financial Statements

The balance sheet as of March 31, 2007, the statements of operations for the three months and nine month periods ended March 31, 2007 and 2006, and the statements of cash flows for the nine month periods ended March 31, 2007 and 2006, have been prepared by Hemcure, Inc., a Nevada corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United State of America, have been condensed or omitted as allowed by such rules and regulations and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10KSB as amended, filed with Securities and Exchange Commission.

Note 2. Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern. In view of these matters realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 3 Development Stage Company

Based upon the Company’s business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began in February 2005 when the Company was reinstated as a Minnesota corporation. In September 2006, the shareholders of the Company approved the merger of Hemcure, Inc., a Minnesota corporation (“Hemcure Minnesota”) into Hemcure, Inc., a Nevada corporation.

a) Common Stock

The Company’s articles of incorporation, as amended, authorize the issuance of 20,000,000 shares of $0.01 par value preferred stock and 100,000,000 shares of $0.01 par value common stock. The Company initially issued 105,943 shares of its common stock for $61,800. During August 1987, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 45,160 shares at $1.25 per unit totaling $987,877. Net proceeds to the Company after deducting costs of the offering of $128,423, amounted to $859,454. The Company cancelled 46 shares in conjunction with the canceling of employment agreement with one of their doctors. On April 7, 2005, the Company issued 400,000 shares of its common stock for $16,000 cash. Effective August 5, 2005, the note payable to a related party along with accrued interest was retired with the issuance of 12,500 shares of the Company’s common shares. Pursuant to a Stock Purchase Agreement, effective May 26, 2006, four of the Company’s shareholders sold 412,500 shares (Approximately 73.2% of the total issued and outstanding shares) of the Company’s common stock to an entity, resulting in a change in control of the Company.

Effective September 8, 2006, the Minnesota Secretary of State approved the merger of Hemcure, Inc., a Minnesota corporation (“Hemcure Minnesota”) into Hemcure, Inc., a Nevada corporation (“Hemcure Nevada”.) On July 28, 2006, the Board of Directors of Hemcure Minnesota adopted the Agreement and Plan of Merger. On August 17, 2006, the shareholders of Hemcure, Inc. adopted the Agreement and Plan of Merger, which was detailed in the proxy statement sent to shareholders on August 3, 2006. Such definitive proxy statement was filed with the Securities and Exchange Commission on August 3, 2006.

The Agreement and Plan of Merger set forth the following: 1) a change in domicile from the State of Minnesota to the State of Nevada; 2) the adoption of the Articles of Incorporation of Hemcure Nevada under the laws of the State of Nevada (as provided in the proxy materials;) 3) The issued and outstanding shares of common stock of Hemcure Minnesota automatically convert into the right to receive shares of Hemcure Nevada common stock at a ration of seventeen and one-half (17.5) shares of common stock of Hemcure Minnesota for one (1) share of Hemcure Nevada common stock; 4) the adoption of the bylaws of Hemcure Nevada under the laws of the State of Nevada (as provided in the proxy materials;) and 5) the persons presently serving as executive officers and directors of Hemcure Minnesota serve in their same respective positions with Hemcure Nevada. The NASDAQ stock market has effected the re-incorporation merger and reverse stock split at the opening of business on September 22, 2006. The new trading symbol for the Company on the OTCBB is HMCU.

Effective February 20, 2007, the Company issued 206,829 shares of common stock to a related party in exchange for payables totaling $20,584.

As of March 31, 2007, there were 770,524 shares of common stock of the Company issued and outstanding.

Note 4 Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

a) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

b) Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

c) Basic and Diluted Loss per Share

In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include all possible common share equivalents as if they were all issued. At March 31, 2007, the Company has no outstanding common stock equivalents so basic and diluted losses per share are the same.

d) New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

e) Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Note 5.  RELATED PARTY TRANSACTIONS

At March 31, 2007, the majority shareholder, who is also the Company’s President, has advanced the Company working capital funds in the amount of $16,021. The related party payables are uncollateralized, non-interest bearing and have no stated term of repayment.

Note 6.  CHANGE IN CONTROL

Effective May 26, 2006, Synergy Business Consulting, LLC purchased 7,218,750 shares of common stock, or approximately 73.19% of the issued and outstanding common stock of the Company from four existing shareholders in a private transaction, resulting in a change in control of the Company.

Subsequent to the one (1) for seventeen and one half (17.5) reverse common stock split effective September 22, 2006, (the effective date of the reverse stock split per the NASDAQ stock market,) Synergy Business Consulting, LLC owned 412,500 shares of common stock or approximately 73.19% of the issued and outstanding common stock of the Company. The financial statements have been retroactively restated to reflect the one (1) for four (4) reverse common stock split.

Effective February 20, 2007, the Company issued 206,829 shares of common stock to Synergy Business Consulting, LLC in exchange for payables totaling $20,584. Subsequent to this stock issuance Synergy Business Consulting, LLC now owns 619,329 shares of the Company common stock or approximately 80.39% of the issued and outstanding common stock of the Company.

Note 7. EXCHANGE AGREEMENT

Effective February 16, 2007, the Company entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with an entity, whereby the shareholders of the entity will exchange their shares for shares of common stock of the Company, not to exceed 11,505,305 shares of common stock of the Company. In addition, at closing, the Company will issue warrants to various bridge lenders of the entity to purchase an aggregate of 1,285,713 shares of common stock at an exercise price of $1.75 per share, and will issue a warrant to the placement agent in connection with the private placement to purchase 251,429 shares of common stock at an exercise price of $1.40 per share. The closing of the Exchange Agreement is contingent on several conditions, including obtaining $6,000,000 in gross proceeds from a private placement of the Company’s common stock and warrants. In addition, in connection with the Exchange Agreement, at closing, all directors and officers of the Company in office immediately prior to the closing will resign and designees of the entity will be elected to the Company’s board of directors and appointed as the Company’s officers to fill the vacancies created by such resignations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The Company was incorporated under the laws of the state of Minnesota in 1986. The registrant was organized to provide administrative and marketing services to physicians or physician group who emphasize an outpatient non-surgical treatment for hemorrhoids. The Company did not engage in the practice of medicine. The Company’s activities consisted of providing financial, administrative, a marketing and medical management services, establishing offices operating under the Hemcure name specializing in the diagnosis and treatment of hemorrhoids and providing training, equipment, supplies and non-medical services for physicians.

Further, in management’s continued effort to maximize the value of the Company for its shareholders, management solicited shareholder’s approval to effect a migratory merger, which resulted in the following: (1) re-domicile the Company in the state of Nevada; (2) the adoption of the Articles of Incorporation of Hemcure, Inc., a Nevada corporation; (3) the issued and outstanding shares of common stock of the Company automatically convert into the right to receive shares of Hemcure Nevada Common Stock at a ratio of seventeen and one-half (17.5) shares of common stock of Company for one (1) share of Hemcure Nevada persons presently service as executive officers and directors of the Company serve in their same respective positions with Hemcure Nevada. The NASDAQ stock market has effected the re-incorporation merger and reverse stock split at the opening of business on September 22, 2006. The new trading symbol for the Company on the OTCBB is HMCU.

The Company generated no revenues during the quarter ended March 31, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company’s business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2007, the Company had no material commitments for capital expenditures.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A) The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10-KSB Annual Report, filed on September 28, 2006, under SEC file number 0000-51543 on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Articles of Incorporation*

3.2	Bylaws of Hemcure, Inc.*

31.1	Sec. 902 Certification of Principal Executive Officer

31.2	Sec. 306 Certification of Principal Financial Officer

B) During the quarter ended March 31, 2007, and subsequent to such period ending March 31, 2007, the Company filed the following reports on Form 8-K as follows:

On February 16, 2007, the Company filed an 8-K with the Securities and Exchange Commission announcing, that Hemcure Inc., its majority shareholder and its Chief Executive Officer, on the one hand, and AuraSound, Inc., a California corporation (“AuraSound”_, and the shareholders of AuraSound, on the other hand, entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement.”) Pursuant to the Exchange Agreement, at the closing, the AuraSound shareholders will sell, convey, assign, transfer and deliver to the Company 100% of the issued and outstanding shares of AuraSound, and Hemcure will issue to each AuraSound shareholder on share of common stock of Hemcure for each share of AuraSound. The aggregate number of shares of common stock of Hemcure to be issued to the AuraSound shareholders will not exceed 11,505,305 shares. The Registrant’s majority shareholder and Chief Executive Officer have entered into the Exchange Agreement in order to indemnify AuraSound and its shareholders against any claim or liability arising out of or in connection with any of the assets, business or operations of the Registrant prior to the closing of the Exchange Agreement.

The closing of the Exchange Agreement will take place on the date when all the closing conditions are either satisfied or waived, including that, on or before the closing date, the Company and AuraSound must have in an escrow account for their collective benefit no less than $6,000,000 in gross proceeds from a private placement of Hemcure’s common stock and warrants.

At the closing of the Exchange Agreement, the Company will also issue to various bridge lenders of AuraSound warrants to purchase an aggregate of 1,285,713 shares of common stock at the exercise price of $1.75 per share and to the placement agent in connection with the Private Placement (the “Placement Agent”) a warrant to purchase 251,429 shares of common stock at an exercise price of $1.40 per share.

Further, in connection with the Exchange Agreement, at closing, all directors and officers of the Company in office immediately prior to the closing will resign and designees of AuraSound will be elected to the Company’s board of directors and appointed as the Company’s officers to fill the vacancies created by such resignations.

The issuance of share and warrants pursuant to the Exchange Agreement will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act.”)

Unregistered Sales of Equity Securities

On or about February 20, 2007, the Company issued 206,829 shares of common stock to Synergy Business Consulting, LLC, an entity controlled by the Chief Executive Officer of the Company, at a price of $0.01 per share. The Company issued these shares in reliance on Section 4(2) of the Act.

The common stock shares were issued in exchange for payables totaling $20,584, the officers of the Company issued 206,829 shares of common stock of the Company to Synergy Business Consulting, LLC and such shares shall be when issued authorized and fully paid and non-accessible.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2007	Hemcure, Inc., Registrant

	By:	/s/ Bartly J Loethen
Bartly J Loethen, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2007	Hemcure, Inc., Registrant

	By:	/s/ Bartly J Loethen
Bartly J Loethen, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board

By:	/s/ Bartly J Loethen
Bartly J Loethen, Director