Form 10KSB
period 2007-06-30
HEMCURE INC
filed 2007-10-10
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - KSB

☒	ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

Commission file number 005-80848

Hemcure, Inc.

(Name of small business issuer in its charter)

Nevada	20-5573204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11839 East Smith Avenue Santa Fe Springs, California	90670
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (562) 447-1780

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $208,988

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of September 6, 2007, the aggregate market value of the issuers voting and non-voting common equity held by non-affiliates was approximately $18,825,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 10, 2007, the issuer had 14,900,000 shares of its common stock, $0.01 par value issued and outstanding, not including the 11,505,305 shares of common stock that we are obligated to issue to the former shareholder of AuraSound, Inc

Documents incorporated by reference. None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10KSB contains forward-looking statements. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “intends,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading “Risk Factors” beginning on page 15. These and other factors may cause our actual results to differ materially from any forward-looking statements. Forward-looking statements are only predictions. The forward-looking events discussed in this report and other statements made from time to time by us or our representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. The following is a listing of important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this report.

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing partnerships;

•	our ability to retain members of our management team and our employees;

•	the success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;

•	our ability to develop and expand our sales, marketing and distribution capabilities;

•	our ability to adapt to or upgrade our technologies and products as the markets in which we compete evolve;

•	our ability to offer pricing for products which is acceptable to customers; and

•	competition that exists presently or may arise in the future.

The foregoing does not represent an exhaustive list of risks. Please see the section titled “Risk Factors” for additional risks which could adversely impact our business and financial performance. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Our business operations are conducted through AuraSound, Inc. (referred to in this report as “AuraSound”), our wholly-owned subsidiary, which we acquired on June 7, 2007. We completed this acquisition by issuing to the shareholders of AuraSound one share of our $0.01 par value common stock for every share of AuraSound common stock that we acquired. We acquired a total of 11,505,305 shares of AuraSound common stock, which represented 100% of AuraSound’s issued and outstanding common stock. Founded in 1987, AuraSound develops, manufactures and markets premium audio products. AuraSound specializes in the production of high sound pressure level (“SPL”), bass-rich, low distortion sound from compact acoustic transducers (speakers). AuraSound has invested in the development of innovative audio technologies for use in ultra high end home and professional audio products. AuraSound recently expanded its product line to the micro-audio market. Specifically, AuraSound has developed and is currently marketing undersized speakers that will deliver sound quality to devices such as laptops, flat-panel televisions and displays and mobile phones that we believe to be superior to the sound quality currently found in these devices. We are currently delivering our micro-audio products to Quanta and have commitments for future delivery of our micro-audio products to Quanta, Compal, NEC, Toshiba, Epson, Mando and Acer. We are based in Santa Fe Springs, California.

Historically, AuraSound has provided its products to the ultra high end home and professional audio markets. Products for this market start at $100 and reach upwards of $1,000. Until recently, the extremely low annual unit sales volumes that characterize the high end home and professional audio markets limited our ability to accelerate our growth. However, after completing the development and commercialization of our micro-audio product line, we began the process of testing and validating these products with major electronics manufacturers. In the first quarter of 2006, following an extensive evaluation process, NEC was the first major manufacturer to use our micro-audio technology to differentiate its laptop computers from competitors. NEC notified its OEM manufacturer, Quanta, a leading manufacturer of laptop computers, that it would like to incorporate our speakers into NEC’s laptops. Since then, Quanta has decided to incorporate our micro-speaker technology into other laptop computers in order to reduce weight and improve sound quality. In the second quarter of 2006 NEC expanded the use of NRT to its desktop computers and monitors.

Following the decisions of NEC and Quanta to incorporate our micro-speaker technology into their products, we began aggressively targeting additional large electronics manufacturers. As a result of these efforts, several leading electronics manufacturers including Compal, Toshiba, Amtran, Epson and Acer are currently in the process of testing our products in order to make a final determination on incorporating our technology into their products. We now have a backlog of orders totaling of about $1.2 million, which we are in the process of manufacturing for our customers.

Our goal is to continue to rapidly expand our sales pipeline by expanding our customer base to include additional OEM electronics manufacturers in existing product categories, expanding our product line to include micro-audio products designed for additional applications such as mobile phones and PDAs and incorporating our micro-technology into a larger number of models and products with existing OEM customers.

Technology

Neo-Radial Technology (NRT)

We have developed an unconventional audio technology that creates unsurpassed efficiency and performance. We believe our neo-radial technology provides us with a significant competitive advantage over those in our industry who use traditional speaker designs.

In a traditional speaker design, a speaker’s voicecoil moves up and down in a piston like manner as a result of motion generated by opposing magnetic fields created when positive and negative electric charges are administered to the magnets in a speaker. The up and down motion of the voicecoil vibrates the diaphragm, which then creates sound waves by vibrating the surrounding air.

The voice coil length, magnet design and the quality of the material in the speaker influence the quality of the sound that is produced. Speaker quality is generally assessed based on four criteria:

1.	Sound pressure level (SPL) - measure of pressure of a noise (volume)

2.	Excursion - the linear movement range of a speaker

3.	Frequency range - the range from the lowest note to the highest note that a speaker can reproduce

4.	Distortion - the presence of unwanted noise that was not present in the original sound signal

As a result of the inherent limitations of conventional speaker design, the performance of a conventional speaker in one performance category often must be compromised in order to generate the desired level of performance in another category. For example, when SPL is maximized, a conventional speaker will create significant distortion and will be unable to create adequate amounts of bass. Likewise, when a conventional speaker is designed to minimize distortion and increase bass performance, SPL and high frequency performance will suffer. Our NRT overcomes such limitations through the use of our propriety magnetic technology and design.

As illustrated below, the NRT design utilizes an “underhung” voice coil configuration in which the voice coil is always located within the magnetic field. This creates less distortion, less power compression, superior bass performance and greater acoustical output. Additionally, the NRT system utilizes a neodymium magnet, as opposed to a ceramic magnet typically used in conventional speakers. The neodymium magnet is much more powerful than ceramic magnets, allowing for a significantly smaller and lighter magnet to be utilized, which contributes to the compact design of the NRT system. In addition to significantly improved audio performance, the NRT design eliminates stray magnetic flux that can create significant interference issues in a variety of electronics applications and has improved cooling and venting characteristics, greatly improving product integration abilities.

Conventional Speaker Design

Voice coil and magnetic design compromise performance and create stray flux

AuraSound NRT Speaker Design

Light weight magnet, smaller voice coil and “underhung” design increase quality and performance while preventing stray flux

Whisper Technology

AuraSound’s Whisper technology is a specialized application of the NRT transducer design to small, high power drivers. The technology is fully scaleable from speakers smaller than 1” to larger 3”, 200W drivers and was designed to specifically address the severe performance limitations of conventional micro-audio products.

Similar to larger speakers that are made using standard designs, conventionally designed small speakers are subject to an innate set of performance limitations. For example, as a speaker’s size decreases it becomes increasingly difficult to allow the necessary amounts of speaker excursion to provide adequate low frequency response. Likewise, when conventional designs incorporate adequate excursion capabilities to allow for increased low frequency response, high frequency response will decrease significantly. In addition to these issues, conventionally designed small speakers typically have very limited power handling capability, thereby limiting the volume of sound they are able to reproduce. The result of these limitations is a quiet speaker that reproduces sound in a limited frequency range.

Conventionally designed small speakers also suffer from severe integration issues as a result of poor venting abilities. As a speaker moves in and out in a piston-like motion air is pushed forward, creating sound, and subsequently pushed backward as the speaker retracts. Traditional designs have the magnets located behind the voice coil, trapping the air under the diaphragm and thus requiring the air to be vented or pushed out of the sides of the driver. In small speakers and extremely compact integration scenarios (e.g. a laptop or cell phone) this air becomes trapped and inadvertently vibrates the speaker cone, causing significant distortion and requiring that the area around the speaker be left open, thus limiting the compactness of the design.

AuraSound’s patented Whisper driver addresses the issues that plague traditional small speaker designs by utilizing an NRT-like design with the following features:

Extended Low Frequency Response - Whisper drivers create more bass by utilizing a high excursion design due to a short voice coil in a long magnetic gap (underhung magnet structure) and large suspension elements to allow movement.

Extended High Frequency Response - Whisper drivers provide extended high frequency response by minimizing moving mass and driver inductance by utilizing a short voice coil.

Higher Power Handling and SPL - Whisper drivers maximize power handling and SPL by utilizing a long excursion, larger diameter, underhung voice coil, providing a maximum level of excursion and good thermal dissipation to eliminate heat and allow more power input.

Easy Product Integration and Low Resonance Frequency - Whisper drivers utilize an innovative rear venting design which eliminates trapped air and allows for increased SPL with minimal distortion and does not require the area around the driver to be kept open.

AuraSound Whisper Speaker Design

Products

Whisper Micro-Audio Products

We provide standardized and custom developed micro-audio speakers ranging in size from less than 1” to 3”. Our Whisper speakers can be easily integrated into various products that require compact and light, high performance speakers. We believe that our Whisper products have a significant competitive advantage over other micro speakers that are based upon conventional design parameters. We believe that our micro OEM speakers are not only lighter and more compact than any other loudspeaker currently available in their class, but that they are also more powerful and provide significantly improved frequency response at the same price point as competitive technologies. In addition, we believe that our Whisper products provide significant advantages for integration in electronics products relative to competing products as a result of their favorable venting characteristics and natural ability to minimize electronic interference that results from stray magnetic flux.

Speaker Component Products

We provide standardized and custom design drivers based upon NRT technology to leading ultra-high end home audio manufacturers including such notable names as McIntosh and MDesign. We believe that our component loudspeaker transducers are considered by many audio enthusiasts and specialty loudspeaker manufacturers to be the best available. We produce components ranging from less than 1” to 18” and 800 Watts. From the miniature NSW1Cougar to the enormous NS18 woofer to the low profile NSFB woofer, all feature our patented NRT magnet structure for maximum fidelity with life-like dynamics and minimal distortion.

Home and Pro Audio Products

We believe that our home audio systems are elegantly designed and provide a dynamic acoustic experience. The home audio line features three series, the Whisper Ensemble, the Baby Grand and the Concert Series, all of which utilize the NRT and/or Whisper platforms. The Whisper Ensemble is an ultra compact home theater system that maintains the quality and performance of a larger speaker system. The Baby Grand is the mid sized system and has excellent bandwidth, powerful dynamics and precise stereo imaging. The Concert Series is the largest system, providing the greatest range, lowest distortion and most bass while maintaining the same accurate spatial sound field and focused coverage of the other systems. All three of the systems have a sophisticated style with the cabinets having a beautiful black or white high-gloss lacquer finish. Additionally, the grills are held in place magnetically allowing the consumer the choice of displaying the system with or without the grill.

Our Pro Audio products are an extension of our component business and consist primarily of the NRT 18-8 Subwoofer. The NRT 18-8 18" is an 800-Watt high-output subwoofer with a high-temperature neodymium ring magnet, unique magnet geometry with underhung 4" edgewound aluminum voice coil, dual over-size spiders and tough epoxy cone. With a 20 - 200 Hz frequency response the 18-8 delivers deeper bass, enhances overall performance and is designed to move using a minimal amount of power, thereby maximizing motor efficiency. The NRT 18-8 has appeared on-stage and on-tour with artists such as Rod Stewart and features AuraSound's patented NRT technology.

 Automotive Products

We produce automotive competition-grade speaker and component systems. Our automotive division designs and manufactures amplifiers, loudspeakers and subwoofers. The subwoofer line features the NRT platform and is designed for extremely low throw and high output, yielding unsurpassed linearity and exceptionally low distortion. Our automotive loudspeakers, built with coaxial high quality components, are available in a full range of products from easy-to-install budget systems to top of the line competition grade systems. The line is competitively priced and has recently been completely redesigned with a new industrial style, improved performance and other unique features. Our line of competition-grade amplifiers are built with performance enhancing features that include gold-plated speaker and power connections, modular internal design for improved separation and a high efficiency dual heat sink which eliminates the need for noisy, power consuming fans.

Bass Shaker Products

Our Bass Shaker products are transducers that can be mounted to a fixed surface to transmit vibration creating the “sensation of sound” or very low bass, providing impact for music, sounds and special effects. The Bass Shaker Plus and Bass Shaker add the impact of bass sub woofers without excessive volume or the space required by traditional subwoofers. Our patented technology enhances the sound pressure levels so there's no distortion while amplifying the bass energy delivered from the stereo.

Research and Development and Product Manufacturing

We employ a skilled research and development team based in our California headquarters that is responsible for identifying and creating new products and applications along with improving and enhancing existing products. Recently, we added an additional research and development team in China. We outsource all product manufacturing and some testing and development functions to Grandford Holdings Ltd. The manufacturing facility of Grandford Holdings is located in Dongguan, China, and consists of 120,000 square feet with 20 production lines (with plans for an additional 10) representing a total production capacity of 5,000,000 speakers per month. The plant is also ISO-9002, ISO-9001 and QS-9000 certified.   The Dongguan research and development facility consists of 20,000 square feet and has a full range of testing facilities including China’s largest anechoic chamber used for loudspeaker design, research labs for magnetics, cone materials, vibrations, speaker systems design, an engineering library, office space and a demo and show room. The facility also has a 35,000 square foot warehouse and full staff accommodations for up to 1,448 employees.

Market Overview

A major component of the consumer electronics market is the personal and professional audio manufacturing industry, which is mature, fragmented and highly competitive. Cutting edge technologies are noted to have a short life in an industry that is defined by research and development. The audio industry is dominated by large domestic and international manufacturers that include Harman International, Bose Corporation, Polk Audio, Alpine Electronics, Sony Corporation, Boston Acoustics, Altec Lansing Technologies, Kenwood Corp., LOUD Technologies, JBL Incorporated, Panasonic Corporation, Pioneer, Rockford Corp. and Yamaha Corp. Additionally, there are numerous small, niche companies that attract consumers based upon specialty product offerings. Industry participants compete based on acoustic quality, technology, price, reliability, brand recognition and reputation.

Although the audio industry as a whole is relatively mature and is dominated by large players, the micro-audio segment remains a relatively new niche market. With the continued release of innovative new products, the consumer electronics industry has experienced steady growth for several years. There are many manufacturers, large and small, domestic and international, which offer products that vary widely in price and quality and are distributed through a variety of channels. The primary industry growth drivers have been increased portability and miniaturization, sophisticated technological innovations and a dramatic reduction in market prices.

The rapid consumer acceptance of flat-panel televisions and displays, laptop computers, portable devices (such as portable DVD players, MP3 and portable music devices) and mobile phones demonstrates the overwhelming consumer demand for sleeker and increasingly more compact electronics. The slenderness and compactness of these products requires ultra compact speakers and we believe that consumers are increasingly expecting the audio performance of these products to be comparable to their visual quality. Despite significant technological innovations in laptops, portable music players and mobile phones, the auditory capabilities of these devices has stagnated or been significantly reduced as a result of efforts to minimize size to achieve increased portability. This reduction in audio quality has occurred despite a massive increase in media usage, particularly audio, on these devices. We believe that the micro-audio market currently lacks a true leader with an economical, easy to integrate audio product capable of delivering high quality acoustics in an ultra-compact format.

We believe that the integration of high-level audio capabilities provides device makers with an additional product differentiator, and that the expanding market for miniature electronic devices will ultimately drive rapid growth in high quality ultra compact speaker sales.

Competition

We compete in the traditional audio and micro-audio market segments.

In the traditional audio market we provide component speakers to ultra high-end manufacturers and sell our own line of home and mobile audio products. Several well established companies participate in the mid to high-end of the traditional home and pro audio markets. Among these companies are Bose Corporation, Boston Acoustics, Inc., Harman International Industries, Inc., Polk Audio, Inc., Alpine Electronics, Inc., Bang & Olufsen Holding A/S and Clarion Co. Ltd.

In the micro-audio market we provide component speakers incorporating our Whisper technology to OEM manufacturers of electronics such as laptop computers and televisions and displays. Companies that have developed micro-audio products include NXT, Plc, AAC Acoustic Technologies Holdings, Inc., Tymphany Corporation, SLS International, Inc. and American Technology Corporation. However, not all of these companies target the laptop computer or mobile device markets.

The markets for traditional audio and micro-audio speakers are competitive and subject to continuous technological innovation. Our competitiveness depends on our ability to offer high-quality products that meet our customers’ needs on a timely basis. The principal competitive factors of our products are time to market, quality, price and breadth of product line. Many of our competitors have significant advantages over us such as far greater name recognition and financial resources than we have. At this time we do not represent a significant competitive presence in our industry.

Sales and Marketing

We market and sell our products through a network of our sales representatives located in Taiwan, Japan, China and California, our primary target markets. Our sales representatives are compensated on a draw plus commission basis. Arthur Liu, our CEO, is also actively involved in developing new sales contacts, as well as obtaining customer orders.

Customers

In the 2007 fiscal year, approximately 15.5% of our sales were made to customers outside the United States. We are currently delivering our micro-audio products to Quanta and have received commitments for future delivery of our micro-audio products to Quanta, Compal, NEC, Toshiba, Amtran, Epson, Mando, and Acer, although these companies are not legally obligated to honor these commitments and we can provide no assurance that we will complete sales to them. We believe that international sales will expand with the focus on micro devices and will represent an increasingly significant portion of our revenues in the future. A significant portion of our revenues has historically been attributed to a small number of customers and we expect that this may continue. During the fiscal year ended June 30, 2006, there were no sales outside the United States. None of our customers have continuing obligations to purchase products from us.

Intellectual Property and Proprietary Rights

We try to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

We currently have twenty-nine issued US patents covering the design and technical innovations found in our audio products. The granting of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued will afford adequate protection against competitors with similar technology, nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others.

We also own seven trademarks. We believe that these trademarks significantly strengthen consumer awareness of the AuraSound brand.

Government Regulation

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, the Consumer Products Safety Commission and Underwriters’ Laboratories. Internationally, our products may be required to comply with regulations or standards established by authorities in the countries into which we sell our products, as well as various multinational or extranational bodies. The European Union, or EU, has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment directive, or WEEE, applicable to persons who import electrical or electronic equipment into Europe. Although neither of these directives is currently applicable to our products, both are expected to become effective and at that time they would apply to our products. We are currently implementing measures to comply with each of these directives as individual EU nations adopt their implementation guidelines. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our existing and future product offerings will remain compliant with evolving standards and regulations.

ITEM 2.	DESCRIPTION OF PROPERTY.

We share office space with InSeat Solutions, LLC, an entity under the control of our Chairman and Chief Executive Officer Mr. Arthur Liu, and have agreed to pay 40% of the rent commitment. We do not have a written lease or rental agreement with InSeat Solutions, LLC and we have no obligation in connection with our use of the premises other than the payment of rent. For the fiscal year ended June 30, 2007, this amount totaled approximately $5,932 for the period from June 7, 2007, the date of our acquisition of AuraSound, through June 30, 2007. For the twelve months ended June 30, 2008, we expect to pay approximately $71,179 in rent. InSeat Solutions currently leases approximately 21,355 square feet of office, warehouse and technical research and development space which is located at 11839 East Smith Avenue, Santa Fe Springs, California. The lease will expire on August 31, 2008.

Employees

As of September 1, 2007, we employed 7 full-time employees. Of these, one provides sales support, one is a technician, three are engineers, one is our controller and one is our president and CEO. We also employ various engineering design consultants from time-to-time on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our common stock is quoted on the OTCBB under the symbol “HMCU.” We intend to change our trading symbol concurrent with the change of our corporate name from Hemcure, Inc. to AuraSound, Inc.

The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

2007	Low Bid	High Bid
First quarter ended September 30, 2006	$.04	$.25
Second quarter to ended December 31, 2006	.25	.68
Third quarter ended March 31, 2007	.25	3.00
Fourth quarter ended June 30, 2007	.33	2.85

2007	Low Bid	High Bid
First quarter ended September 30, 2005	$-	$-
Second quarter ended December 31, 2005	-	-
Third quarter ended March 31, 2006	.15	.30
Fourth quarter ended June 30, 2006	.10	.27

Shareholders

As of September 1, 2007, there were approximately 245 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future. We intend to retain any earnings which we may realize in the foreseeable future to finance our operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Sales of Unregistered Securities

On June 7, 2007, in conjunction with our acquisition of AuraSound, we committed to issue to the former shareholders of AuraSound 11,505,305 shares of our common stock, $0.01 par value, in exchange for 100% of the issued and outstanding shares of capital stock of AuraSound. We also exchanged all outstanding warrants issued by AuraSound for warrants to purchase an aggregate of 3,200,000 shares of our common stock at an exercise price of $1.00 per share. The warrants have a term of five years. The value of our common stock on the date it was issued was $1.00 per share. The securities will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The securities were issued without any form of general solicitation or general advertising and the offerees provided information to us verifying that they were accredited investors.

In conjunction with our acquisition of AuraSound, on June 7, 2007 we completed the sale and issuance of 12,900,000 Investment Units at a price of $1.00 per unit. Each Investment Unit consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $1.50. The warrant has a five year term. The securities were issued in reliance on the exemption provided by Rule 506 of Regulation D and by Section 4(2) of the Securities Act of 1933, as amended. The securities were issued without any form of general solicitation or general advertising and the offerees provided information to us verifying that they were accredited investors.

On June 7, 2007, we issued a warrant to purchase 245,000 shares of our common stock at an exercise price of $0.80 per share to GP Group, LLC, an affiliate of Gemini Partners, Inc., as part of a bridge loan placement fee. The warrant has a term of five years. The securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The securities were issued without any form of general solicitation or general advertising and the offeree provided information to us verifying that it was an accredited investor.

Investors of $3,000,000 or more in the private placement that we undertook on June 7, 2007 have the option to purchase additional units at a price of $1.35 per unit. Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $1.50 per share. The warrants have a term of five years, which begins on the date that the units are purchased. The number of units which may be purchased is equal to 50% of the dollar amount invested by such investor in the private placement, and may be exercised until June 7, 2008, at which time the right to purchase the units will expire. The securities were issued in reliance on the exemption provided by Rule 506 of Regulation D and by Section 4(2) of the Securities Act of 1933, as amended. The securities were issued without any form of general solicitation or general advertising and the offerees provided information to us verifying that they were accredited investors.

ITEM 6.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Basis of Presentation

Before June 7, 2007, we did not engage in any operations and we were dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, we completed a $12.9 million private placement of units and acquired AuraSound in a stock acquisition. We issued 11,405,305 shares of our common stock, valued at $1.00 per share, to the shareholders of AuraSound. The acquisition has been accounted for as a purchase in accordance with FAS 141 and the financial statements included herein only include the operations of AuraSound for the period that began on June 7, 2007 and ended on June 30, 2007.

Overview

As a result of our acquisition of AuraSound on June 7, 2007, we are a southern California based developer, manufacturer and marketer of premium audio products. Since its audio business began in 1987, AuraSound has focused on the development of innovative and revolutionary magnetic speaker motor designs to deliver high-end audio products to the OEM, home and professional audio markets. AuraSound has developed a proprietary portfolio of unique audio speaker technologies as a result of this emphasis on research and development, which we believe has led to strong brand recognition among audiophiles, sound engineers, electronics manufacturers and premium audio manufacturers.

During the last two years, AuraSound has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, it has developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and cell and other mobile phones which we believe to be superior to the speakers currently utilized by such devices. These micro-audio products have been tested and approved by NEC, Quanta, Compal, Toshiba, Amtran, Epson and Acer, with NEC and Quanta already designing our speakers into their new products. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. For that reason, our plan is to expand this area of our business as quickly as possible. While we expect that micro-audio revenue will soon exceed revenue from our premium audio products, we intend to continue making our premium speakers in addition to our micro-audio speakers for the foreseeable future.

Although most of the research and development is done in Santa Fe Springs, California, our products have historically been manufactured in a 120,000 square foot manufacturing facility in Dongguan China under an agreement with Granford Holdings Limited.

Our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. Historically, about 28.2% of our net sales have been made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

On June 7, 2007, in order to provide the resources necessary for the ramp-up of production of our micro-audio products to meet demand, we completed the initial closing of a $12.9 million securities offering. The net proceeds from this offering were approximately $11.5 million and we will use these funds primarily for: the purchase of inventory, repayment of certain debt and for working capital. Concurrent with the closing of the securities offering, we obtained a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability.

Other than as discussed herein, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2007 Vs Fiscal Year Ending June 30, 2006

REVENUE

Revenue increased by $208,988 from no sales in the prior year period. The sales for the current period represent the sales of audio sound speakers and equipment by AuraSound for the period from June 7, 2007, the date of acquisition, through June 30, 2007. During the prior year period, we did not engage in any operations and were dedicated to locating and consummating an acquisition, including the requisite fund raising efforts.

GROSS PROFIT (LOSS)

The gross loss for the current year period was $(98,520). This loss was indicative of the incremental costs necessary to ramp up production of audio speakers and other equipment and re-establish disciplined quality assurance after a six month period during which very little product was manufactured.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the current year period were $51,699 and consisted primarily of designing and testing of new speaker designs for new applications and redesigning of old speaker designs for new customers and applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for fiscal year 2007 increased by $553,549 to $565,123. This increase primarily resulted from the impact of the issuance of common shares for services during the current year and the administrative costs of AuraSound from June 7, 2007, the date of acquisition, through June 30, 2007. It is expected that the cost of regulatory compliance as a public company will result in further increases in the cost of administration, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

PREPAID EXPENSES WRITTEN OFF

There was one major vendor of the Company during the year ended June 30, 2007 which accounted for 96% of the purchases of the Company. As of June 30, 2007, the Company had made advance payments totaling $3,066,476 to that supplier for tools, jigs, molds and raw materials relating to products being manufactured for the Company. During September 2007, we determined that there were significant performance issues with the supplier which we are attempting to resolve. As an interim solution, the Company has established an alternative vendor who we anticipate will begin producing our audio products in October 2007. Due to the questionable nature of a continuing relationship with the previous vendor, we have expensed the $3,066,476 advance payments and will recognize any future benefits when they are realized.

INTEREST EXPENSE

Interest expense increased by $5,807 in fiscal 2007. All pre-existing debt of the Company was extinguished in May 2006. Current interest charges relate to notes payable to six lenders totaling $688,000 and notes payable to InSeat Solutions LLC, a company owned by our president and chief executive officer, which amounted to $2,544,601 as of June 30, 2007. The interest on this indebtedness is only for the period beginning June 7, 2007, the date of acquisition, through June 30, 2007.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of June 30, 2007. Accordingly, no income tax benefit is being reflected for the period then ended.

NET INCOME

As a result of the above, there was a net loss for the fiscal year ended June 30, 2007 of $3,809,260 compared to a net loss of $33,209 in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, our current assets exceeded our current liabilities by $2,324,437compared to a deficit of $557 for the prior year. On June 7, 2007, we completed a $12.9 million private placement of our securities from which we received net proceeds of $11.4 million. We used a portion of these funds to pay certain liabilities and bridge loans that had been incurred by AuraSound. The payment of these obligations was a condition to our acquisition of AuraSound. At the close of the acquisition, $2,606,637 was paid to certain bridge lenders, $700,000 was paid toward related party notes, and $400,000 was paid to one of our shareholders for services rendered in conjunction with the acquisition. In addition, in order to ramp-up production with our primary supplier, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period. As of June 30, 2007, the Company had made advance payments totaling $3,066,477 to that supplier for tools, jigs, molds and raw materials relating to products being manufactured for the Company. During September 2007, we determined that there were significant performance issues with the supplier which we are attempting to resolve. As an interim solution, the Company has established an alternative vendor who will begin producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with the previous vendor, we have expensed the $3,066,477 advance payments and will recognize any future benefits when they are realized. With a continuation of our strategic focus on rapid growth, the short-term impact on our earnings and cash flow will be to defer profitability and positive cash flows. We believe, however, that the timing is right for the technological advantages of the speaker systems designed and sold by AuraSound and that the longer term benefits of becoming a major force in providing miniature speakers for computers, cell phones and other electronic devices will deliver lasting value to our shareholders.

Net cash used in operating activities during the fiscal year ended June 30, 2007 was $3,882,545 compared to $16,017 during the same prior year period. This was due primarily to the write off of the prepayments to our primary supplier which were directed at ramping up production from that supplier.

Cash flows used in investing activities for the fiscal year ending June 30, 2007 was $2,400,000 and consisted of a $2,000,000 restricted deposit related to our credit facility at Bank SinoPac and a $400,000 payment made to one of our shareholders in exchange for services rendered in connection with the acquisition of AuraSound.

Cash flow provided by financing activities for the fiscal year ending June 30, 2007 totaled $7,892,997 for the current year period compared to $7,796 in the comparable prior year period. The cash provided was primarily the result of the private placement which was completed on June 7, 2007, partially offset by various repayments of obligations of AuraSound

We had net operating loss carry-forwards of approximately $692,481 as of June 30, 2007, which will expire in various amounts through the year 2027. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In June 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. We believe that the new credit facility will be sufficient to bridge temporary cash flow shortfalls which may occur from time to time. While the long-term prognosis is for steadily decreasing costs and improving cash flows, there can be no guarantees that internally generated cash flow and the existing credit facility will be sufficient to meet our working capital requirements for fiscal 2008. As of June 30, 2007, we had not drawn any advances under the revolving credit facility of $10.0 million or the $2.0 million deposit facility. However, any significant expansion or acquisition beyond what is currently budgeted will need to be funded by a combination of internally generated cash flows, short-term bridge financing, or by some other form of cash infusion depending on the timing.

INFLATION

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible impact on interest rates, management believes that inflation will have no significant effect on our results of operations or financial condition.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business operations. If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

We have a net loss of $3,809,260 for this fiscal year. We have never been profitable and we may not be profitable in the future. If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

Our independent auditor has noted in its report concerning our financial statements as of June 30, 2007 that we have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years, which, along with our accumulated deficit of $6,570,108 raises substantial doubt about our ability to continue as a going concern.

We sustained a net loss of $3,809,260 for the fiscal year ended June 30, 2007. We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future. If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

We experience variability in quarterly operating results because our sales are seasonal. Because of this, our quarterly operating results will not provide you with a reliable indicator of our future operating results.

Our operating results tend to vary from quarter to quarter because our sales are seasonal. Revenue in each quarter is substantially dependent on orders received within that quarter. Conversely, our expenditures are based on investment plans and estimates of future revenues. We may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter. As a result, operating results for such quarters would be adversely impaired. Results of operations for any one quarter are not necessarily indicative of results for any future period. Other factors which may cause quarterly results to fluctuate or to be adversely impacted include:

•	increased competition in niche markets;

•	new product announcements;

•	product releases and pricing changes by us or our competitors;

•	market acceptance or delays in the introduction of new products;

•	production constraints;

•	the timing of significant orders;

•	customers’ budgets; and

•	foreign currency exchange rates.

Because our quarterly operating results are unpredictable, they will not provide you with a reliable indicator of our future operating results.
We will need to raise additional capital in order to implement our long-term business plan. We have no assurance that money will be available to us when we need it. If money is not available to us when we need it, we may be required to curtail or alter our long term business strategy or delay capital expenditures.

Our ability to implement our long-term strategy, which is to expand our operations in order to meet expected demand for micro speakers, largely depends on our access to capital. To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our micro speaker product lines and the promotion of our products with manufacturers of computers, cell phones, home entertainment systems and iPods. We may also wish to make expenditures to acquire other businesses which provide similar products or products which can be marketed to our existing customer base.  To date, we have financed our operations primarily through sales of equity and the issuance of notes. If we were to attempt to expand our business at a faster pace than currently contemplated, or if we were to identify an acquisition target, we would need to raise additional capital through the sale of our equity securities or debt instruments. However, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could curtail or alter our long-term growth strategy or delay needed capital expenditures.

If we are unable to effectively manage our growth as planned, our business, results of operation and financial condition may be adversely affected.

Our strategy envisions growing our business, which will require us to hire, train and supervise additional employees and to continue to develop and adjust our technology to meet the evolving needs of manufacturers who use micro speakers in their products. During the next 12 months we intend to hire two sales support staff members, three administrative staff members and two development engineers. Our expected sales growth and the related expansion of our manufacturing sources is likely to place a strain on our management and administrative resources, infrastructure and systems. and require us to make significant outlays of capital. These measures are time consuming and expensive, will increase management’s responsibilities and will divert management’s attention from our day-to-day operations. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	meet our capital needs;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth effectively could harm our business and materially and adversely affect our operating results and financial condition.

If we fail to manage our inventory effectively, our results of operations could be adversely affected.

Our customers have many brands to choose from when they decide to order products. If we cannot deliver products quickly and reliably, customers will order from a competitor. We must stock enough inventory to fill orders promptly, which increases our financing requirements and the risk of inventory obsolescence. Competition may force us to shorten our product life cycles and more rapidly introduce new and enhanced products. This, too, could leave us with obsolete designs and inventory. If we do not manage our inventory successfully, it could have a material adverse effect on our results of operations.

Our products are electronically powered and carry a risk of electrical shock. If someone using our products is severely injured or killed as a result of a product defect, the resulting litigation could adversely affect our operations and financial condition

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change. If China were to lose its NTR status, the increase in tariffs could adversely affect our results of operations.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance, injury or other loss to customers, and injury to our reputation and increased warranty or service costs.

Our products are subject to liability concerns.

Some of our products, such as amplifiers, speakers and our Bass Shaker devices are electronically powered and carry a risk of electrical shock or fire. If our products caused electrical shock or fire, the damaged party could bring claims for property damage, physical injury or death. These types of legal actions, if threatened or brought, may be costly to defend, may distract management’s attention from operating our business and may result in large damage awards.

Over a quarter of our net sales are made to customers that are located outside the United States. Any one of several factors that affect overseas sales could adversely affect our results of operations.

Historically, about 28.16% of our net sales are made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues. Our revenues from international sales may fluctuate due to various factors, including:

•	changes in regulatory requirements;

•	changes to tariffs and taxes;

•	increases in freight costs, or damage or loss in shipment;

•	difficulties in hiring and managing foreign sales personnel;

•	longer average payment cycles and difficulty in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	product safety and other certification requirements; and

•	political and economic instability, wars and terrorist activity.

If international sales declined significantly or if any of the above factors adversely impacted the revenues we earn from international sales, there may be a material adverse effect on our results of operations.

Our products are subject to regulations and standards in the United States and abroad. If we fail to obtain regulatory approval to sell our products, it could have a material adverse effect on our business and results of operations.

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, the Consumer Products Safety Commission and Underwriters’ Laboratories. Internationally, our products may be required to comply with regulations or standards established by authorities in the countries into which we sell our products, as well as various multinational or extranational bodies. The European Union, or EU, has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment directive, or WEEE, applicable to persons who import electrical or electronic equipment into Europe. Although neither of these directives is currently applicable to our products, both are expected to become effective and at that time they would apply to our products. We are currently implementing measures to comply with each of these directives as individual EU nations adopt their implementation guidelines. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our existing and future product offerings will remain compliant with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may be unable to sell our products into jurisdictions to which these standards apply. This would have a material adverse effect on our business and results of operations.

We depend on key customers, a small number of which account for a significant portion of our revenue. The loss of one or more of these customers could have a material adverse impact on our results of operations, liquidity and financial condition.

In the past, a significant portion of our revenue was attributed to a small number of customers and this may continue. During the fiscal year ended March 31, 2006, one customer was responsible for approximately 47% of our revenues and during the period from June 7, 2007 through June 30, 2007, two customers were responsible for approximately 43% of our revenues. Furthermore, none of our customers have continuing obligations to purchase products from us. If our relationships with our largest customers deteriorated for any reason we could lose a substantial portion of our net sales revenues, which would have a material adverse impact on our results of operations, liquidity and financial condition.

We own 29 patents and seven trademarks, which we believe are important to our business. While we try to protect our intellectual property, if we are unable to do so our business could be harmed.

We try to protect our intellectual property in a number of different ways. We rely in part on patent, trade secret, unfair competition and trademark law to protect our rights to certain aspects of our products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks, all of which we believe are important to the success of our products and our competitive position. There can be no assurance that any of our pending patent or trademark applications will result in the issuance of a registered patent or trademark, or that any patent or trademark granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights. We could be required to devote substantial resources to enforce our patents and protect our intellectual property, which could divert our resources and result in increased expenses. In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular patent or other intellectual property, could require us to obtain from or grant licenses to third parties, could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which could harm our business.

We may become subject to litigation for infringing the intellectual property rights of others. Such actions could result in a decrease in our operating income and cash flow and would harm our business.

Others may initiate claims against us for infringing on their intellectual property rights. We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation. In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us. We also may be required to cease offering the affected products while a determination as to infringement is considered. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business.

The loss of the services of our key employees, particularly the services rendered by Arthur Liu, our Chief Executive Officer and Chief Financial Officer, could harm our business

Our success depends to a significant degree on the services rendered to us by our key employees.. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Arthur Liu, our Chief Executive Officer and Chief Financial Officer, and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We have historically utilized a single source to manufacture our products and any negative issues between that supplier and the Company could jeopardize our ability to meet demand for our products or transition to a multi-source company. This could lead to customer dissatisfaction and a loss of business which would materially adversely affect our business and operating results.

Because we have historically utilized a single third party manufacturer to manufacture our products, we are currently totally dependant on that supplier to meet the quality and volume requirements of our customers. While our long-term intention is to become a multi-source company, our current dependency makes us vulnerable to relationship issues as well as performance issues with regard to the single source manufacturer which could lead to customer dissatisfaction and a loss of current and future business. This could have a material adverse affect our business and operating results.

We utilize third-party manufacturing sources to manufacture our products and may not be able to control quality. Too many defective products could lead to customer dissatisfaction and a loss of business which would materially adversely affect our business and operating results.

Because we utilize third party manufacturers to manufacture our products, we may have an inability to control quality issues resulting in a high defect rate. This could lead to customer dissatisfaction and a loss of future business. In this case, our business and operating results would be materially, adversely affected.

Our products may become obsolete due to rapid technological change within the industry. If this were to happen, it would have a material adverse effect on our business and financial condition.

Product technology evolves rapidly, making timely product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our existing products obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected.

Our Whisper driver technology may not gain market acceptance. If our Whisper driver technology is not accepted by the market, we may not achieve anticipated revenue or profits.

Our future financial performance as it relates to supplying micro devices will depend on market acceptance of our Whisper driver technology and the resulting sound quality of our products. To date, we have had limited sales of products containing our new Whisper drivers. If our Whisper driver technology and product line do not gain sufficient positive market acceptance, we may not achieve expected and profitability performance levels.

We are a small company and we do not represent a significant presence in the sound enhancement products market. We are subject to intense competition. We cannot assure you that we can compete successfully.

The market for sound enhancement products in general is intensely competitive and sensitive to new product introductions or enhancements and marketing efforts by our competitors. The market is affected by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. We face competition from a number of well-known brands including Bose, NXT, and Bang & Olufsen. Many of our competitors are substantially better capitalized and have substantially stronger market presence than we have. Although we have attempted to design our home audio systems to compete favorably with other products in the market, we may not be able to establish and maintain our competitive position against current or potential competitors. Competition may have the effect of reducing the prices we can charge for our products, increasing marketing costs associated with developing and maintaining our market niche, or reducing the demand for our products. If we fail to compete successfully, either now or in the future, our profitability and financial performance will likely be materially adversely affected. We do not currently represent a significant presence in the sound enhancement products market.

We are susceptible to general economic conditions, and a downturn in our industry or a reduction in spending by consumers could adversely affect our operating results.

The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact discretionary consumer spending. A downturn in the electronics sector in particular or in the economy in general could directly and negatively impact sales of audio products, which would adversely impact our revenues and results of operations.

Our management owns or controls a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

As of the date of this report, Mr. Arthur Liu, our president, chief executive officer, chief financial officer and the chairman of our board of directors, owns or controls approximately 43.2% of our issued and outstanding capital stock. See Item 11 titled “Security Ownership of Certain Beneficial Owners and Management.” As a result his significant ownership of our common stock, Mr. Liu may be able to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may be detrimental to the interest of our minority stockholders in that it may:

•	limit our shareholders’ ability to elect or remove directors;

•	delay or prevent a change in the control;

•	impede a merger, consolidation, take over or other transaction involving our company; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

There is only a limited market for our common stock, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them, or to sell them at all.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “HMCU.” The last trade of our common stock took place on June 29, 2007. On that date 6,800 shares traded. No shares of our common stock have been traded since then and there can be no assurance that an active trading market will be developed or maintained. See Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

The OTCBB is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than NASDAQ or other national or regional exchanges. Securities traded on the OTCBB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Consequently, prices for securities traded solely on the OTCBB may be difficult to obtain and are frequent targets of fraud or market manipulation.  Dealers may dominate the market and set prices that are not based on competitive forces.  Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.  Moreover, the dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately and may incur an immediate “paper” loss from the price spread.

Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated and holders of our common stock may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade OTCBB securities.  As a result, you may not be able to buy or sell our securities at the times you wish.

Even though our securities are quoted on the OTCBB, the OTCBB may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the OTCBB, trades are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Authorized additional shares of our common stock available for issuance may dilute current stockholders.

We are authorized to issue 100,000,000 shares of our common stock and 20,000,000 shares of our preferred stock. As of the date of this prospectus, there are 26,405,305 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding. However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved in anticipation of the exercise of warrants described herein. Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

The “penny stock” rules could make selling our common stock more difficult.

Our common stock has a market price of less than $5.00 per share, therefore, transactions in our common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must: (i) make a special written suitability determination for the purchaser; (ii) receive the purchaser’s written agreement to a transaction prior to sale; (iii) provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and (iv) obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed. As a result, broker-dealers may find it difficult to effect customer transactions, related transaction costs will rise and trading activity in our securities may be greatly reduced. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

You should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not intend to pay dividends in the foreseeable future. If you require dividend income, you should not rely on an investment in our company.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings, if any, for reinvestment in our business and/or to fund future acquisitions. If you require dividend income, you should not expect to receive any cash dividends as a stockholder of our company.

ITEM 7.	FINANCIAL STATEMENTS.

The information called for by this Item 7 is hereby incorporated by reference from the Company's Financial Statements and Auditors' Report beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 8A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

Not applicable

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Directors serve until the next annual meeting of the shareholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Year Became an Executive Officer or Director	Position(s)
Arthur Liu	67	2007	Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Amy Liu	31	2007	Director

Celia Cheng	63	2007	Director and Secretary

Donald North	33	2007	Vice President of Engineering

There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests. None of our directors received any additional compensation for his or her services as a director. The following brief biographies contain information about our directors and our executive officers. The information includes each person’s principal occupation and business experience for at least the past five years. This information has been furnished to us by the individuals named. There are no family relationships known to us between the directors and executive officers other than as indicated below. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

Arthur Liu, Chairman of the Board, Chief Executive Officer and Chief Financial Officer - Mr. Liu became our Chairman of the Board on July 4, 2007 and our Chief Executive Officer and Chief Financial Officer on June 7, 2007 in connection with our acquisition of AuraSound. Mr. Liu has served as the Chairman of AuraSound’s Board of Directors and as its Chief Executive Officer since 1999. Mr. Liu moved to the U.S. in 1991 and subsequently purchased and developed three companies: AuraSound, Alaris, a company engaged in developing computer video technologies, and InSeat Solutions, a company that develops and manufactures massage and heat components for chairs and sofas. Mr. Liu is currently operating AuraSound and InSeat and has since sold Alaris. Prior to moving to U.S., Mr. Liu jointly purchased Universal Appliance Limited, a Hong Kong-based company where he served as the owner and general manager. Mr. Liu took the company public in 1987 and sold his shares in 1990. Prior to his purchase of Universal Appliance Limited, Mr. Liu served as the Director of Engineering at an electronics company in Hong Kong. Mr. Liu began his career as a mechanical engineer at an automotive and electronics company in Taiwan. Mr. Liu is a graduate of the Navy Academy in Taiwan where he majored in mechanical engineering. Mr. Liu is Amy Liu’s father. See “Certain Relationships and Related Party Transactions.”

Amy Liu, Director - Ms. Liu became a member of our board of directors on July 4, 2007 in connection with our acquisition of AuraSound . Ms. Liu is a Senior Art Director at BLT & Associates in Los Angeles, California, a creative design agency where she oversees marketing projects for clients such as Paramount, Sony Pictures, Warner Bros and Universal. Ms. Liu graduated from the Art Center College of Design in Pasadena, California in 2000. Ms. Liu is the daughter of Arthur Liu.

Celia Cheng, Director, Secretary - Ms. Cheng became a member of our board of directors on July 4, 2007 and our Secretary on June 7, 2007 in connection with our acquisition of AuraSound. Ms. Cheng founded Qing Cheng Enterprises Ltd. in 1982. Qing Cheng Enterprises Ltd. was acquired by Solomon Group (Taiwan) in 1995 and Ms. Cheng has served as its Managing Director since that date. For the last 25 years, Qing Cheng Enterprises has been the chief distributor for Motorola Semiconductor’s (now ON Semiconductor) southern region (includes Hong Kong, Taiwan, and southern China).

Donald North, Vice President of Engineering - Mr. North became our Vice President of Engineering on June 7, 2007 in connection with our acquisition of AuraSound . Mr. North has served as AuraSound’s Engineering Director since 2005. Prior to his current position at AuraSound, Mr. North was a Loudspeaker Design Engineer at Harman International from 1999 to 2000 and served as a Transducer Engineer at AuraSound from 1995 to 1999. Mr. North began his career as an engineer for Boston Acoustics in 1995. Mr. North is the inventor of the patented Whisper transducer and has served as the lead project engineer and project manager for the R&D teams responsible for the creation of several AuraSound product lines including the Mobile Reference series of woofers and Monster Cable’s M Design series of home theater loudspeakers. Mr. North graduated from California Institute of Technology in 1994 with a B.S. in Engineering and Applied Science.

Board Composition

We do not have specific minimum qualifications that a person must meet in order to serve on our board of directors. We seek out individuals who would be able to guide our operations based on a number of traits including, but not limited to, business experience, knowledge of our industry, education and familiarity with operating a public company. To date, we have not paid any third parties to assist us in finding suitable candidates to serve as directors. We have not received a director-nominee recommendation from any stockholder, other than Bartly J. Loethen, who controls one of our minority stockholders, and who was our former sole officer and director. Mr. Loethen made this recommendation in connection with our acquisition of AuraSound.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We do not currently have a compensation committee, audit committee, or nominating and corporate governance committee. The functions customarily delegated to these committees have been performed by the board of directors.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2007 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of Mr. Arthur Liu, Celia Cheng, Amy Liu, and Donald North, each of whom failed to file a Form 3 in connection with their appointment as officers and directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request. Requests should be in writing and addressed to Mr. Arthur Liu, c/o AuraSound, Inc., 11839 East Smith Avenue, Santa Fe Springs, California 90670.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the compensation paid to the named executive reflecting total compensation paid after our acquisition of AuraSound on June 7, 2007 for the year ended June 30, 2007.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen- sation Earnings ($)	Other Comp ($)	Total ($)

Arthur Liu, Chief Executive
Officer and President	2007	$13,846	0	0	0	0	0	0	$13,846

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.

Employment Agreements

We have no employment agreements with any of our executive officers. In addition, there have been no options granted to any executive officer.

Board Compensation

The Directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings. In addition, there have been no options granted to any director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to our shares of common stock beneficially owned as of September 1, 2007 by: (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Unless otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock. Common stock beneficially owned and percentage ownership are based on 26,405,305 shares outstanding.

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)
Arthur Liu (3)	11,505,305	43.2%
Amy Liu	-0-	0%
Celia Cheng	-0-	0%
Donald North	-0-	0%
Vision Opportunity Master Fund, Ltd. 20 W. 55 th Street, 5 th Floor New York, NY 10019	20,555,556 (4)	52.1%
Renaissance US Growth Investment Trust PLC 8080 N. Central Expressway, Suite 210, LB 59 Dallas, TX 75206	5,481,481 (5)	18.3%
Funds to which RENN Capital Group serves as investment advisor (which includes Renaissance US Growth Investment Trust PLC)	12,333,333 (6)	31.8%
All Directors and Officers as a group (5 persons)	11,505,305	43.2%

(1)
Information in this table regarding directors and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares.

(2)	All addresses are c/o Hemcure, Inc., 11839 East Smith Avenue, Santa Fe Springs, CA 90670, unless otherwise indicated.
(3)
All of our securities owned by Arthur Liu are subject to a two-year lock-up commencing on the effectiveness of this registration statement of which this prospectus is a part, except with respect to charitable gifts or for estate planning purposes, without the written consent of investors who purchased at least 60% of the units issued in our private offering that initially closed on June 7, 2007 .

(4)
Vision Opportunity Master Fund, LTD acquired these securities pursuant to our private placement on June 7, 2007. Includes 7,500,000 shares of our common stock issuable upon exercise of a five-year warrant at an exercise price of $1.50 per share and an option to purchase 5,555,556 additional units of our securities at a price of $1.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.50 per share.

(5)
Includes 2,000,000 shares of our Common Stock directly owned, (ii) 2,000,000 shares of our Common Stock issuable upon exercise of five-year warrants, at an exercise price of $1.50 per share, and (iii) an option to purchase up to an additional 740,741 units of our securities at a price of $1.35 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.50 per share. Russell Cleveland, Director of Renaissance US Growth Investment Trust PLC, is deemed to have sole voting and dispositive power over these securities. RENN Capital Group serves as investment advisor to Renaissance US Growth Investment Trust PLC. These securities are also included in the information included in this table relating to the security ownership of funds to which RENN Capital Group is an investment advisor.

(6)
Funds to which RENN Capital Group is an investment advisor acquired these securities pursuant to our private placement on June 7, 2007. The acquisitions were made as follows: (i) each of Renaissance Capital Growth & Income Fund III Inc. and BFS US Special Opportunities Trust PLC own 1,000,000 shares of our common stock, a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share, a right to purchase 370,370 shares of our common stock at a purchase price of $1.35 per share and, if the right to purchase is exercised, the right to exercise a warrant to purchase an additional 370,370 shares of our common stock at a purchase price of $1.50 per share and (ii) Renaissance US Growth Investment Trust PLC owns 1,000,000 shares of our common stock, a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $1.50 per share, a right to purchase 740,741 shares of our common stock at a purchase price of $1.35 per share and, if the right to purchase is exercised, the right to exercise a warrant to purchase 740,741 shares of our common stock at a purchase price of $1.50 per share. In all cases the warrant to purchase shares of our common stock expires on June 7, 2012, the right to purchase shares of our common stock expires on June 7, 2008 and, if the right to purchase shares of our common stock is exercised, the warrant associated with the right to purchase will expire five years from the date the right to purchase is exercised. RENN Capital Group disclaims ownership of these securities.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Board Independence

Our board of directors presently consists of our executive officer and two affiliated individuals. While our common stock is not traded on any exchange, we have used Section 121A of the Rules of the American Stock Exchange to determine if our directors are “independent.” Using the definition of “independent” as set forth in Section 121A, we have determined that we have no “independent director” and no current director has the qualifications necessary to be deemed an audit committee financial expert.

Related Transactions

During April 2007 we repaid the final $8,000 of an unsecured, non-interest bearing demand loan in the amount of $38,000 from Arthur Liu, our chief executive officer, chief financial officer and chairman of our board of directors with the net proceeds of our private placement of units with an initial closing on June 7, 2007.

InSeat Solutions , LLC, an entity controlled by Arthur Liu, has made following three loans to us, each bearing interest at 8% per annum: a three year loan in the amount of $1,650,948 made on March 31, 2005, a loan in the amount of $731,873 made on March 31, 2006 , and a loan in the amount of $995,115 made on September 30, 2006, all such loans are due and payable on March 31, 2009. As of June 30, 2007, the unpaid balance of principal and interest totaled $2,544,601 and $693,137 respectively. During July, 2007 a payment in the amount of $200,000 was paid by the Company to InSeat Solutions as a reduction of principal.

We have a management contract with InSeat Solutions, LLC, an entity controlled by Arthur Liu. We have accrued a total management fee of $240,000, which is currently outstanding, for services provided to us by this entity during the 2005 and 2006 fiscal years.

We share office space with InSeat Solutions, LLC, an entity controlled by Arthur Liu, and have agreed to pay 40% of the rent commitment. For the period ended June 30, 2007 this amount is expected to total $7,752.

ITEM 13.	EXHIBITS.

Exhibit Number	Description
2.1
Amended and Restated Agreement and Plan of Share Exchange dated June 7, 2007 among AuraSound, Inc. and the shareholders of AuraSound, Inc. on the one hand, and Hemcure, Inc., Bartly J. Loethen and Synergy Business Consulting LLC, on the other hand (1)

3.1	Articles of Incorporation (2)
3.2	By-Laws (1)
4.1	Specimen Certificate of Common Stock (3)
4.2	Form of Warrant issued to GP Group, LLC(4)
4.3	Form of Warrant issued to former warrant holders of AuraSound(4)
4.4	Form of Warrant issued to investors in our Unit Offering closed on June 7, 2007 (1)
4.5	AuraSound, Inc. 12% Promissory Note, dated December 29, 2006, in the amount of $750,000 issued to Mapleridge Insurance Services(4)
4.6	AuraSound, Inc. 10% Promissory Note, dated January 29, 2007, in the amount of $500,000 issued to Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)
4.7	AuraSound, Inc. 12% Promissory Note, dated February 5, 2007, in the amount of $500,000 issued to Apex Investment Fund, Ltd.(4)
4.8	AuraSound, Inc. 12% Promissory Note, dated April 2, 2007, in the amount of $500,000 issued to Clearview Partners, LLC,(4)
4.9	AuraSound, Inc. 12% Promissory Note, dated February 14, 2007, in the amount of $200,000 issued to YKA Partners, Ltd.(4)
10.1	Form of Subscription Agreement for investors in our Unit Offering closed on June 7, 2007(1)
10.2	Lock-up Agreement dated June 7, 2007 executed by Arthur Liu (1)
10.3	Loan Agreement dated December 29, 2006 between AuraSound, Inc. and Mapleridge Insurance Services(4)
10.4	Loan Agreement dated January 29, 2007 between AuraSound, Inc. and Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)
10.5	Security Agreement dated January 29, 2007 between AuraSound, Inc. and Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)
10.6	Intercreditor Agreement dated January 29, 2007 between Mapleridge Insurance Services and Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)

Exhibit Number	Description
10.7	Loan Agreement dated February 5, 2007 between AuraSound, Inc. and Apex Investment Fund, Ltd.(4)
10.8	Security Agreement dated February 5, 2007 between AuraSound, Inc. and Apex Investment Fund, Ltd.(4)
10.9	Loan Agreement dated April 2, 2007 between AuraSound, Inc. and Clearview Partners, LLC(4)
10.10	Loan Agreement dated February 14, 2007 between AuraSound, Inc. and YKA Partners, Ltd.(4)
10.11	$10.0 Accounts Receivable credit facility with Bank SinoPac(4)
10.12	$2.0 million Letter of Credit facility with Bank SinoPac(4)
21	Subsidiaries of Registrant(5)
31	Certification of President/Chief Executive Officer and Principal Accounting and Finance Officer pursuant to Rules 13a-14(a) AND 15d-14(a) of the Securities Exchange Act of 1934(5)
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1) Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.
(2) Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006.
(3) Incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB12G/A filed with the Securities and Exchange Commission on October 17, 2005.
(4) Incorporated by reference to the registrant’s registration statement on Form SB-2, SEC file no. 333-144861, filed with the Securities and Exchange Commission on July 25, 2007.
(5) Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended June 30, 2007 and June 30, 2006 for professional services rendered by our principal accountants for the audit of our annual financial statements are estimated at $35,000 for Fiscal Year Ended June 30, 2007. For Fiscal Year Ended June 30, 2006, we were billed $3,550.

AUDIT RELATED FEES

For Fiscal Year Ended June 30, 2006, no fees were billed for professional services rendered by our principal accountants for the review of the financial statements included in our Form 10-QSB filings and other services provided by the accountants in connection with statutory and regulatory filings. For the Fiscal Year Ended June 30, 2007 $2,550 was billed.

TAX FEES

No fees were billed or paid with regard to the fiscal years ended June 30, 2007 and June 30, 2006 for professional services rendered by our principal accountants for tax advice.

ALL OTHER ACCOUNTANT FEES

No fees were billed or paid for the fiscal years ended June 30, 2007 and June 30, 2006 for other professional services rendered by our principal accountants.

HEMCURE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F1 to F2

Consolidated Financial Statements:
Consolidated Balance Sheet as of June 30, 2007	F3
Consolidated Statements of Operations for the Years Ended June 30, 2007 and 2006	F4
Consolidated Statements of Stockholders’ Equity/ Deficit for the Years Ended June 30, 2007 and 2006	F5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and 2006	F6
Notes to Consolidated Financial Statements	F7 to F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hemcure, Inc.

We have audited the accompanying consolidated balance sheet of Hemcure, Inc. (a California corporation) as of June 30, 2007, and related consolidated statements of operations, stockholder’s equity/deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemcure, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholder’s equity/deficit, and cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2007, the Company incurred net losses of $3,809,260. In addition, the Company had negative cash flow in operating activities amounting $3,882,546 in the year ended June 30, 2007. These factors, among others, as discussed in Note 10 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
August 21, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Hemcure, Inc.

We have audited the statements of operations, stockholders’ deficit, and cash flows of Hemcure, Inc., for the year ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for Hemcure, Inc. for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
September 19, 2006

HEMCURE, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007

ASSETS

Current Assets
Cash and cash equivalents	$1,610,952
Restricted cash	2,000,000
Accounts receivable, net	532,897
Inventories	148,422
Total Current Assets	4,292,271
Goodwill	7,000,451
Proprietary technology	10,341,136
Customer relationships	4,562,290
Trade Marks	664,797
Total Assets	$26,860,945

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable	$345,062
Accrued expenses	934,772
Notes payable	688,000
Total Current Liabilities	1,967,834
Notes payable-related party	2,544,601
Total Liabilities	4,512,435

Commitments and Contigencies	-

Stockholder's Equity
Preferred stock, $0.01 par value, 20,000,000 shares Authorized, none issued and outstanding	-
Common stock, $0.01 par value, 800,000,000 shares Authorized, 2,000,000 shares issued and outstanding	20,000
Additional paid In capital	5,718,572
Shares to be issued	23,180,046
Accumulated deficit	(6,570,108)
Total Stockholder's equity	22,348,510
Total Liabilities and Stockholder's Equity	$26,860,945

The accompanying notes are an integral part of these consolidated financial statements.

HEMCURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Net Revenue	$208,988	$-

Cost of sales	307,508	-

Gross Loss	(98,520)	-

Operating expenses
Research & development	51,699	-
General and administrative expenses	565,123	11,574
Advance to vendors written off	3,066,476	-
Total operating expenses	3,683,298	11,574

Loss from operations	(3,781,818)	(11,574)

Other Expense
Interest expense	27,442	21,635

Net Loss	$(3,809,260)	$(33,209)

Basic & diluted net income (loss) per share	$(4.65)	$(0.06)

Weighted average shares of share capital outstanding - basic & diluted	818,877	562,324

Weighted average of dilutive securities has not been taken since the effect of dilutive securities is anti dilutive

The accompanying notes are an integral part of these consolidated financial statements

HEMCURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY/DEFICIT
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Capital Stock
	Shares	Amount	Paid In Capital	Shares to be issued	Accumulated Deficit	Total Stockholder's Equity/Deficit
Balance June 30, 2005	551,057	$5,511	$871,384	$-	$(2,727,639)	$(1,850,744)

Net loss for the fiscal year ended June 30, 2006	-	-	-	-	(33,209)	(33,209)
Additional contribution	-	-	7,296	-	-	7,296
Issued for debt exchange	12,638	126	1,875,974	-	-	1,876,100
Balance June 30, 2006	563,695	5,637	2,754,654	-	(2,760,848)	(557)

Issuance of shares for services	206,829	2,068	204,761	-	-	206,829
Issuance of shares for acquisition	-	-	-	11,505,305	-	11,505,305
Private placement shares	-	-	-	11,674,741	-	11,674,741
Warrants granted for acquisition	-	-	1,541,976	-	-	1,541,976
Issued for the merger	1,229,476	12,295	1,217,181	-	-	1,229,476
Net loss for the year ended June 30, 2007	-	-	-	-	(3,809,260)	(3,809,260)
Balance June 30, 2007	2,000,000	$20,000	$5,718,572	$23,180,046	$(6,570,108)	$22,348,510

The accompanying notes are an integral part of these consolidated financial statements

HEMCURE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,809,260)	$(33,209)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Amortization	3,247,597
Provision for bad debt	74,155
Issuance of stock for services	206,829
(Increase) / decrease in assets:
Accounts receivable	(103,319)	-
Inventories	33,844	-
Advances to Vendors	(3,066,477)	-
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	(465,914)	17,192
Total adjustments	(73,285)	17,192

Net cash used in operations	(3,882,545)	(16,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(2,000,000)	-
Acquisition of subsidiary	(400,000)	-
Net cash flow from financing activities	(2,400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder		500
Advance from affiliate		7,296
Payment on loans payable	(3,781,744)
Issuance of shares	11,674,741	-
Net cash flow from Financing activities	7,892,997	7,796

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,610,452	(8,221)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	500	8,721

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,610,952	$500

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Interest payments	$156,637	$-

Income tax payments	$-	$-

Non-cash transactions
Issuance of common stock for purchase of business	$11,505,305	$-
Issuance of common stock to facilitators of acquisition	$1,229,476	$-
Issuance of warrants relating to purchase of business	$1,541,976	$-

The accompanying notes are an integral part of these consolidated financial statements

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Hemcure, Inc. (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components, using its patented and proprietary electromagnetic technology. Hemcure, Inc. was a development stage company. The Company, through it’s acquisition of Aura Sound, has become an operating entity and is no longer a development stage entity.

Basis of Presentation

Before June 7, 2007, Hemcure Inc. did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 common stock issued for the acquisition has been valued at $1.00 per share, the same as the per share price of the private placement. The acquisition has been accounted for as a purchase in accordance with FAS 141.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AuraSound, Inc. All material inter-company accounts have been eliminated in consolidation.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of June 30, 2007 the allowance for doubtful accounts amounted to $159,694.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant, and Equipment

Property, plant, and equipment, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	40 years
Machinery and equipment	5 to 10 years
Furniture and fixtures	7 years

Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets. The Company did not have any property, plant and equipment as of June 30, 2007 and 2006. The Company utilizes a facility leased by a related party.

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142. The management determined there was no impairment of goodwill at June 30, 2007.

Intangible Assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years.

Valuation of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from our normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended June 30, 2007 and 2006.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at June 30, 2007.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as the Company consists of one reportable business segment as of June 30, 2007 and 2006.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed

Basic and diluted net loss per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2007, the Company had 16,145,000 potentially dilutive warrant shares outstanding and 8,888,888 potentially dilutive options outstanding.

Stock-based compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair-value method of accounting for stock-based compensation plans. In accordance with this standard, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), “Accounting for Certain Transactions Involving Stock Compensation.” Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 became effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal year ended June 30, 2007.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this

Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48)”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - INVENTORIES

Inventories at June 30, 2007 consisted of the following:

Raw materials	$16,338
Finished goods	132,084
Total	$148,422

NOTE 4- DEBT AGREEMENTS

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million fixed deposit credit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes bears interest at the rate of prime minus .5%. The letter of credit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of June 30, 2007, $0 has been drawn from this facility.

Pursuant to the credit facility, the Company has also pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. This balance has been recorded as a restricted cash balance in the accompanying financials.

Notes payable

During the year, the Company raised notes payables of $688,000 payable to certain investors. The notes are secured against the assets of the Company pursuant to a security agreement. All the notes bear interest at the rate of 9% per annum with the principal and interest due on demand. The Company accrued interest of $64,108 on these notes through June 30, 2007. On August 1, 2007 the $688,000 in principal and all interest accrued thereon was paid in full

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- NOTES PAYABLE -RELATED PARTY

Long term notes payable at June 30, 2007 consists of notes to an entity owned by our Chairman of the Board of directors. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the period ended June 30, 2007 amounted to $16,964. Under terms of the private placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of management fee accrual to the related party. This balance amounting to $2,544,601 is reflected in notes payable balance to related party and the accrued interest thereon which amounted to $693,137 is reflected in accrued expenses on the accompanying financials as of June 30, 2007.

NOTE 6- STOCKHOLDERS' EQUITY

Common Stock

At June 30, 2007, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 800,000,000 shares of $.01 par value common stock. As of June 30, 2007 there were no preferred shares issued and outstanding. There were 2,000,000 common shares issued and outstanding as of June 30, 2007.

On February 20, 2007, the Company issued 206,829 to Mr. Bartley Loethen as consideration for legal services rendered. The shares were recorded at the fair market value of $206,829.

On June 7, 2007, the Company completed the $12,9 million private placement and recorded 12,900,000 as shares to be issued of its $.01 par value common stock to investors. Each unit sold comprised of 1 share and 1 warrant. These shares were issued in August, 2007. Investors of $3,000,000 or more have the option to purchase additional units, each unit consisting of one share of our common stock and a five-year warrant to purchase one shares of our common stock at an exercise price of $1.50 per share. The number of Units which may be purchased is equal to 50% of the dollar amount invested by such investor at a price of $1.35 per unit and is only available for a period of 12 months from the initial closing date of the private placement. We have reserved 8,888,888 shares of our common stock underlying such options. .

Also on June 7, 2007, the Company acquired AuraSound, Inc. for 11,505,305 shares of its $.01 par value common stock as consideration for such acquisition. The shares were valued at the fair market value and have been recorded as shares to be issued in the accompanying financials. These shares have not been issued as of June 30, 2007 or subsequently. The Company also issued 1,229,476 to the facilitators of the acquisition transaction as a success fee . These shares were also valued at the fair market value of $1,229,476.

NOTE 7- STOCK OPTIONS AND WARRANTS

On June 7, 2007 in conjunction with the private placement and the acquisition of AuraSound, Inc., the Company has reserved 25,233,888 Common Shares for issuance in respect of:

Options:

Investors of $3,000,000 or more, in our private placement, have the option to purchase additional units, each unit consisting of one share of our common stock and a five-year warrant to purchase one shares of our common stock at an exercise price of $1.50 per share. The number of Units which may be purchased is equal to 50% of the dollar amount invested by such investor at a price of $1.35 per unit and is only available for a period of 12 months from the initial closing date of the private placement. We have reserved 8,888,888 shares of our common stock underlying such options and the warrants which will be granted when the options are exercised. The value of the options of $378,424 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4%, volatility of 44% and expected term of one year.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes weighted-average information about stock options at June 30, 2007:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$ 1.35	4,444,444	12	$1.35	4,444,444	$6,000,000

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2006	-	-

Granted on June 7, 2007:	4,444,444	$1.35	1 year	$6,000,000
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2007	4,444,444	$1.35	1 year	$6,000,000

Warrants:

The following table summarizes weighted-average information about stock warrants at June 30, 2007:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$ 0.80	245,000	60	$0.80	245,000	$465,500
$ 1.00	3,200,000	60	$1.00	3,200,000	$5,440,000
$ 1.50	12,900,000	60	$1.50	12,900,000	$15,480,000
	16,345,000			16,345,000

The following table summarizes the activity for all stock warrants outstanding at June 30, 2007:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2006	-	-

Granted on June 7, 2007:	12,900,000	$1.50	5 years	$15,480,000
	3,200,000	$1.00	5 years	$5,440,000
	245,000	$.80	5 years	$465,500
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2007	16,345,000	$1.39	5 years	$21,385,500

The value of the options of $1,541,976 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.13%, volatility of 44% and expected term of five years.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- INCOME TAXES

The Company did not record any income tax expense due to net loss during the year ended June 30, 2007 and 2006. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the years ended June 30, 2007 and 2006:

	2007	2006
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	—%	—%

The following table summarizes the significant components of the Company's deferred tax asset at June 30, 2007, and 2006:

	2007	2006
Deferred tax asset:	$276,992	$4,413
Valuation allowance	(276,992)	(4,413)
Net deferred tax asset	$--	$--

The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At June 30, 2007, the Company had net operating loss carryforwards of approximately $692,481, which expire through June 30, 2027 of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.

NOTE 9- ACQUISITION

On June 6, 2007, the Company acquired AuraSound, Inc. (“AuraSound”). AuraSound designs, and markets premium audio products, including the micro-audio products designed for applications such as computers, cell phones, televisions and other miniature speaker devices. The purchase price paid by the Company was $12,958,757, which consisted of 11,505,305 shares of common stock having an aggregate value of $11,505,305 and 3,445,000 replacement warrants, to lenders and consultants of Aura Sound, valued at the fair market value of $1,453,452. To fund the operations of AuraSound, Inc. and payoff certain bridge loans and other specified obligations of relating to the acquisition of AuraSound, Inc., the Company completed a $12.9 million private placement.

The Company incurred transaction costs of $400,000 and issued 1,229,476 shares of common stock to the facilitators of the transaction. The transaction has been accounted for as a purchase, and accordingly, the results of operations have been included in the statement of operations from the date of acquisition. The allocation of the fair values of assets and liabilities were based upon an independent consultant appraisal of such values. The excess of the purchase price over acquired assets was $7,000,451 and is classified as goodwill.

A summary of the allocation of the purchase price is as follows:

Accounts receivables	$503,733
Inventories	182,264
Proprietory technology	10,449,990
Customer relationships	4,626,548
Trade marks	672,806
Total Assets	$16,435,341

Accounts payable and accrued liabilities	$1,744,690
Notes payable	7,014,345
Total liabilities	$8,759,035

Net asset acquired	$7,676,306

Consideration paid:
Total cost of investment	$14,676,757
Goodwill	$7,000,451

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of AlgoSound, Inc. had occurred at July 1, 2006 and 2005:

	June 30, 2007	June 30, 2006
Sales	$2,497,823	$1,795,783
Net income	$(2,459,241)	$(1,138,006)
Net income per share - basic	$(1.23)	$(2.02)

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2007 and 2006, the Company incurred losses of $3,809,260 and $33,209, respectively. The Company had an accumulated deficit of $6,570,108 as of June 30, 2007. $3,066,477 of the total loss incurred of $3,809,260 related to expense incurred in connection with an advance to a primary supplier. There is no certainty that the Company can adequately replace this source of supply.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

On June 6, 2007, the Company completed a private placement wherein it raised $12.9 million to be used to fund the Company’s working capital needs. The Company believes this will be sufficient to allow the Company to execute its business plan and begin to generate sufficient cash flow to fund its ongoing operations for the coming fiscal year. However, any change in the Company’s capital requirements such as acceleration of the growth model or a change in terms with customers or suppliers may trigger a need for further funding.

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENT

Also, the company pays $20,000 per month as management fee to an entity owned by our Chairman, Mr. Arthur Liu for the services provided by them such as accounting, shipping and receiving, and, general administrative. The Company also pays $6,237 per month to the same entity for rent as they share the offices, test laboratories and warehouse facilities with the related entity. The rent allocation is 40% of the rent payable by the related entity to its landlord, which has the following rent commitment:

Year ended
June 30, 2008	$87,318
June 30, 2009	$-
June 30, 2010	$-

The lease will expire on August 31, 2008.

NOTE 12- MAJOR CUSTOMERS AND MAJOR VENDORS

There were three major customers of the Company during the year ended June 30, 2007 which accounted for 81% of the sales of the company. The receivable due from these Customers as of June 30, 2007 was $170,629. There were no major customers during the prior year period.

There was one major vendor of the Company during the year ended June 30, 2007 which accounted for 96% of the purchases of the Company. As of June 30, 2007, the Company had made advance payments totaling $3,066,477 to that supplier for tools, jigs, molds and raw materials relating to products being manufactured for the Company. During September 2007, we determined that there were significant performance issues with the supplier which we are attempting to resolve. As an interim solution, the Company has established an alternative vendor who will begin producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with the previous vendor, we have expensed the $3,066,477 advance payments and will recognize any future benefits when they are realized.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMCURE, INC.

Dated: October 9, 2007	By:
Arthur Liu, President and Chief
Executive Officer

By:
Arthur Liu
Principal Accounting and
Finance Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Arthur Liu	Chairman of the Board,	October 9, 2007
Arthur Liu	Chief Executive Officer, President and Principal Accounting and Finance Officer

/s/ Celia Cheng	Director	October 9, 2007
Celia Cheng

/s/ Amy Liu	Director	October 9, 2007
Amy Liu