Form 10KSB/A
period 2007-06-30
HEMCURE INC
filed 2007-10-10
CIK 810208

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

The accompanying notes are an integral part of these consolidated financial statements

HEMCURE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,809,260)	$(33,209)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Amortization	181,120
Provision for bad debt	74,155
Issuance of stock for services	206,829
(Increase) / decrease in assets:
Accounts receivable	(103,319)	-
Inventories	33,844	-
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	(465,914)	17,192
Total adjustments	(73,285)	17,192

Net cash used in operations	(3,882,545)	(16,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(2,000,000)	-
Acquisition of subsidiary	(400,000)	-
Net cash flow from financing activities	(2,400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder		500
Advance from affiliate		7,296
Payment on loans payable	(3,781,744)
Issuance of shares	11,674,741	-
Net cash flow from Financing activities	7,892,997	7,796

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,610,452	(8,221)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	500	8,721

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,610,952	$500

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Interest payments	$156,637	$-

Income tax payments	$-	$-

Non-cash transactions
Issuance of common stock for purchase of business	$11,505,305	$-
Issuance of common stock to facilitators of acquisition	$1,229,476	$-
Issuance of warrants relating to purchase of business	$1,541,976	$-

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