Form 10KSB/A
period 2007-06-30
HEMCURE INC
filed 2007-10-22
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
TO
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

2007	Low Bid	High Bid
First quarter ended September 30, 2006	$.04	$.25
Second quarter to ended December 31, 2006	.25	.68
Third quarter ended March 31, 2007	.25	3.00
Fourth quarter ended June 30, 2007	.33	2.85

2006	Low Bid	High Bid
First quarter ended September 30, 2005	$-	$-
Second quarter ended December 31, 2005	-	-
Third quarter ended March 31, 2006	.15	.30
Fourth quarter ended June 30, 2006	.10	.27

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

We are authorized to issue 100,000,000 shares of our common stock and 20,000,000 shares of our preferred stock. As of the date of this prospectus, there are 14,900,000 shares of common stock issued and outstanding, not including the 11,505,305 shares of common stock that we are obligated to issue the former shareholder of AuraSound, Inc. and no shares of preferred stock were issued or outstanding. However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved in anticipation of the exercise of warrants described herein. Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
(3)
Represents shares of common stock which we are obligated to issued to the former shareholder of AuraSound, Inc. All of our securities owned by Arthur Liu are subject to a two-year lock-up commencing on the effectiveness of this registration statement of which this prospectus is a part, except with respect to charitable gifts or for estate planning purposes, without the written consent of investors who purchased at least 60% of the units issued in our private offering that initially closed on June 7, 2007 .

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
(5) Previously filed.

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

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
September 19, 2006

HEMCURE, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007

ASSETS

Current Assets
Cash and cash equivalents	$1,610,952
Restricted cash	2,000,000
Accounts receivable, net	532,897
Inventories	148,422
Total Current Assets	4,292,271
Goodwill	7,000,451
Proprietary technology	10,341,136
Customer relationships	4,562,290
Trade Marks	664,797
Total Assets	$26,860,945

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable	$345,062
Accrued expenses	934,772
Notes payable	688,000
Total Current Liabilities	1,967,834
Notes payable-related party	2,544,601
Total Liabilities	4,512,435

Commitments and Contigencies	-

Stockholder's Equity
Preferred stock, $0.01 par value, 20,000,000 shares Authorized, none issued and outstanding	-
Common stock, $0.01 par value, 100,000,000 shares Authorized, 2,000,000 shares issued and outstanding	20,000
Additional paid In capital	5,718,572
Shares to be issued	23,180,046
Accumulated deficit	(6,570,108)
Total Stockholder's equity	22,348,510
Total Liabilities and Stockholder's Equity	$26,860,945

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

The accompanying notes are an integral part of these consolidated financial statements

HEMCURE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,809,260)	$(33,209)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Amortization	181,120
Provision for bad debt	74,155
Issuance of stock for services	206,829
(Increase) / decrease in assets:
Accounts receivable	(103,319)	-
Inventories	33,844	-
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	(465,914)	17,192
Total adjustments	(73,285)	17,192

Net cash used in operations	(3,882,545)	(16,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(2,000,000)	-
Acquisition of subsidiary	(400,000)	-
Net cash flow from financing activities	(2,400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder		500
Advance from affiliate		7,296
Payment on loans payable	(3,781,744)
Issuance of shares	11,674,741	-
Net cash flow from Financing activities	7,892,997	7,796

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,610,452	(8,221)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	500	8,721

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,610,952	$500

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Interest payments	$156,637	$-

Income tax payments	$-	$-

Non-cash transactions
Issuance of common stock to be issued for purchase of business	$11,505,305	$-
Issuance of common stock to facilitators of acquisition	$1,229,476	$-
Issuance of warrants relating to purchase of business	$1,541,976	$-

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

NOTE 6- STOCKHOLDERS' EQUITY

Common Stock

At June 30, 2007, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of June 30, 2007 there were no preferred shares issued and outstanding. There were 2,000,000 common shares issued and outstanding as of June 30, 2007.

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

HEMCURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of AlgoSound, Inc. had occurred at July 1, 2006 and 2005:

	June 30, 2007	June 30, 2006
Sales	$2,497,823	$1,795,783
Net income	$(2,459,241)	$(1,138,006)
Net income per share - basic and diluted	$(1.23)	$(2.02)

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

HEMCURE, INC.

Dated: October 9, 2007	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Arthur Liu	Director	October 9, 2007
Arthur Liu	Chief Executive Officer, President, Principal Accounting and Finance Officer and Chairman of the Board

/s/ Amy Liu	Director	October 9, 2007
Amy Liu