Form 10QSB
period 2007-09-30
HEMCURE INC
filed 2007-11-19
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - QSB

☒ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                                                  to                                                                 .

Commission file number  000-51543

HEMCURE, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-5573204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11839 East Smith Avenue
Santa Fe Springs, California	90670
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (562) 447-1780

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of November 12, 2007, the issuer had 26,405,305 shares of its common stock, $.01 par value issued and outstanding.

Transitional Small Business Disclosure Format ☐ Yes    ☒ No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
Hemcure, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	3

Consolidated Statements of Operations - (Unaudited) For the three month periods ended September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows - (Unaudited) For the three month periods ended September 30, 2007 and 2006	5

Notes to Consolidated Financial Statements – (Unaudited)	6

Hemcure, Inc.
Consolidated Balance Sheet
(In whole dollars)

September 30, 2007
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$106,582
Restricted cash	2,000,000
Accounts receivable, net	769,830
Inventory	140,401
Total current assets	3,016,813

Property and equipment - net	15,924
Goodwill	7,000,451
Proprietary technology: less amortization of $435,416	10,014,574
Customer relationships: less amortization of $257,031	4,369,518
Trade Marks: less amortization of $32,038	640,768
Total Assets	$25,058,048

Liabilities and Stockholders' Equity
Current liabilities
Line of credit	$1,300,000
Accounts payable	498,943
Accrued expenses	854,398
Total current liabilities	2,653,341

Notes payable - related party	2,118,907

Total Liabilities	4,772,248

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding.	-
Common stock, $.01 par value, 100,000,000 shares authorized 14,900,000 issued and outstanding	149,000
Additional paid-in capital	17,170,891
Shares to be issued	11,505,305
Accumulated deficit	(8,539,396)
Total Stockholders' Equity	20,285,800

Total Liabilities and Stockholders' Equity	$25,058,048

See accompanying notes to unaudited consolidated financial statements.

Hemcure, Inc.
Consolidated Statement of Operations
(In whole dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	September	September
	2007	2006

Net Revenue	$763,800	$-

Cost of sales	886,830	-

Gross loss	(123,030)	-

Research & development expenses	305,477	-
General and administrative expenses	1,080,910	6,858
Advance to venders written off	341,406	-
Total operating expenses	1,727,793	6,858

Income (loss) from operations	(1,850,823)	(6,858)

Interest expense	58,465	-
Other expense	60,000	-

Income before income tax expense	(1,969,288)	(6,858)

Income tax expense-Note 8	-	-

Net income	$(1,969,288)	$(6,858)

Net income per common share

Basic and Diluted	$(0.13)	$(0.01)

Weighted average shares issued and outstanding

Basic and Diluted	14,900,000	562,324

The average value of dilutive securities has not been calculated since the effect of dilutive securities will be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

Hemcure, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	September	September
	2007	2006

Cash flows from operating activities
Net loss	$(1,969,288)	$(6,858)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	543,725	-
Provision for obsolete inventory	34,624	-
(Increase) decrease in current assets:
Accounts receivable	(236,933)	-
Inventory	(26,603)	-
Increase (decrease) in current liabilities:
Accounts payable	153,880	-
Accrued expenses	(80,374)	17,192

Net cash used in operating activities	(1,580,969)	10,334

Cash flows from investing activities
Purchase of fixed assets	(16,285)	-

Net cash used in investing activities	(16,285)	-

Cash flows from financing activities
Advances under line of credit	1,300,000	-
Repayments of notes payable	(688,000)	-
Repayments of related party Notes payable	(425,694)	-
Loan from shareholder	-	500
Advance from affiliate	-	7,296
Private Placement Fee	(93,422)	-

Net cash provided by financing activities	92,884	7,796

Net decrease in cash and cash equivalents	(1,504,370)	18,130

Cash and cash equivalents, beginning of period	1,610,952	8,721

Cash and cash equivalents, end of period	$106,582	$26,851

Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$58,466	$-
State income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Hemcure, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Hemcure, Inc. (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components, using its patented and proprietary electromagnetic technology. Hemcure, Inc. was a development stage company. The Company, through its acquisition of AuraSound, Inc., has become an operating entity and is no longer a development stage entity.

Basis of Presentation

Before June 7, 2007, Hemcure Inc. did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 shares of common stock issued for the acquisition were valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared by Hemcure, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10KSB. The results of the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Hemcure, Inc. and its wholly owned subsidiary, AuraSound, Inc. All material inter-company accounts have been eliminated in consolidation.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of September 30, 2007 the allowance for doubtful accounts amounted to $159,694.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Property, Plant, and Equipment

Property, plant, and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

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

As of September 30, 2007, Property, Plant and Equipment consisted of the following:

Machinery	$16,286
Accumulated depreciation	(362)
Total	$15,924

Depreciation expenses were $362 and $0 for the three month periods ended September 30, 2007 and 2006

The Company utilizes a facility leased to it by a related party.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142. The management determined there was no impairment of goodwill at September 30, 2007.

Intangible Assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2007, the Company had 3,445,000 potentially dilutive warrant shares outstanding and 4,444,444 potentially dilutive options outstanding.

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

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - INVENTORIES

Inventories at September 30, 2007 consisted of the following:

Raw materials	$16,338

Finished goods	124,063

Total	$140,401

NOTE 4- DEBT AGREEMENTS

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million certificate of deposit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes, bears interest at the rate of prime minus .5%. The certificate of deposit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of September 30, 2007, the Company had drawn $1,300,000 from this facility.  The Company paid $3,151 of interest on the amount withdrawn.

Pursuant to the certificate of deposit facility, the Company has pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. This balance has been recorded as a restricted cash balance in the accompanying financial statements.

NOTE 5- NOTES PAYABLE -RELATED PARTY

Long term notes payable at September 30, 2007 consists of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the three month period ended September 30, 2007 amounted to $58,466. Under terms of the private placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of management fee accruals to the related party. As of September 30, 2007, $2,118,907 is reflected in notes payable - related party and the accrued interest thereon which amounted to $740,526 is reflected in accrued expenses on the accompanying financial statements.

NOTE 6- STOCKHOLDERS' EQUITY

Common Stock

At September 30, 2007, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of September 30, 2007 there were no preferred shares issued and outstanding. There were 14,900,000 common shares issued and outstanding as of September 30, 2007.

Also on June 7, 2007, the Company acquired AuraSound, Inc. for 11,505,305 shares of its $.01 par value common stock as consideration for such acquisition. The shares were valued at the fair market value and have been recorded as shares to be issued in the accompanying financial statements. These shares have not been issued as of September 30, 2007.

NOTE 7- STOCK OPTIONS AND WARRANTS

On June 7, 2007 in conjunction with the private placement and the acquisition of AuraSound, Inc., the Company has reserved 25,233,888 shares of common stock for issuance in respect of:

Options:

Investors of $3,000,000 or more in our private placement have the option to purchase additional units, each unit consisting of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share. The number of Units which may be purchased is equal to 50% of the dollar amount invested by such investor at a price of $1.35 per unit and is only available for a period of 12 months from the initial closing date of the private placement. We have reserved 8,888,888 shares of our common stock underlying such options and the warrants which will be granted when the options are exercised. The value of the options of $378,424 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4%, volatility of 44% and expected term of one year.

The following table summarizes weighted-average information about stock options at September 30, 2007:

	Outstanding		Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$1.35	4,444,444	12	$1.35	4,444,444	$1,111,111

		Aggregate	Remaining	Intrinsic
	Shares	Exercise Price	Life	Value

Outstanding June 30, 2007	4,444,444	$1.35	11 Months	$6,000,000

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-

Outstanding September 30, 2007	4,444,444	$1.35	8 Months	$1,111,111

Warrants:

The following table summarizes weighted-average information about stock warrants at September 30, 2007:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.80	245,000	$73,500
$1.00	3,200,000	60	$1.00	3,200,000	$320,000
$1.50	12,900,000	60	$1.50	12,900,000	$-
	16,345,000			16,345,000

The following table summarizes the activity for all stock warrants outstanding at September 30, 2007:

Aggregate
			Remaining	Intrinsic
	Shares	Exercise Price	Life	Value

Outstanding June 30, 2007	16,345,000	$1.39	5 years	$21,385,500

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-

Outstanding September 30, 2007	16,345,000	$1.39	4.75 years	$393,500

The value of the options of $1,541,976 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.13%, volatility of 44% and expected term of five years.

NOTE 8- INCOME TAXES

The Company did not record any income tax expense due to net loss during the periods ended September 30, 2007 and 2006. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended September 30, 2007 and 2006:

	2007	2006
Expected tax benefit	34%	34%

State income taxes, net of federal benefit	6	6

Changes in valuation allowance	(40)	(40)

Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at September 30, 2007, and 2006:

	2007	2006
Deferred tax asset:	$696,966	$4,413

Valuation allowance	696,966	(4,413)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At September 30, 2007, the Company had net operating loss carryforwards of approximately $1,742,415, which expire through September 30, 2027. The NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.

NOTE 9- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended September 30, 2007, the Company incurred losses of $1,969,288. The Company had an accumulated deficit of $8,539,396 as of September 30, 2007. $341,406 of the total loss incurred during the three month period ended September 30, 2007 related to the write-off of advances made to Grandford Holdings Ltd. There is no certainty that the Company can adequately replace this source of supply.

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

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENT

The Company pays $20,000 per month as a management fee to an entity owned by our Chairman, Mr. Arthur Liu, for the services provided by the Company such as accounting, shipping and receiving, and, general administrative. The Company also pays $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation equals 40% of the rent payable by the related entity to its landlord, which has the following rent commitment:

Year ended June 30, 2008	$87,318

The lease will expire on August 31, 2008.

Historically, we have utilized Grandford Holdings Ltd. as the primary manufacturer of our audio products. During the period ended June 30, 2007, Grandford Holdings Ltd. supplied approximately 96% of our finished products. In order to ramp-up production at the Grandford Holdings Ltd. facility, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we are attempting to resolve. As an interim solution, we have established an alternative vendor who began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. We will recognize any future benefits when they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director.

NOTE 11- MAJOR CUSTOMERS AND MAJOR VENDORS

There were two major customers of the Company during the period ended September 30, 2007 which accounted for 43% of the Company’s sales. The receivable due from these customers as of September 30, 2007 was $354,500. There were no major customers during the prior year period.
The Company had one major vendor,Grandford Holdings Ltd., during the period ended September 30, 2007 which accounted for 96% of the Company’s purchases. As of September 30, 2007, the Company had made advance payments totaling $4,228,038 to that supplier for tools, jigs, molds and raw materials relating to products being manufactured for the Company, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with the supplier which we are attempting to resolve. As an interim solution, the Company has established an alternative vendor who will begin producing our audio products in October 2007. Due to the questionable nature of a continuing relationship with the previous vendor, we expensed $3,066,477 of the advance payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. We will recognize any future benefits when they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. You can identify forward-looking statements because they are not historical in nature. In particular, those statements that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “intends,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms are forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including those described in this report. These and other factors may cause our actual results to differ materially from any forward-looking statements.

The following is a listing of important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this report.

•	Our ability to finance our operations on acceptable terms, either through raising of capital, or incurring convertible or other indebtedness or through strategic financing partnerships;

•	Our ability to retain members of our management team and our employees;

•	The success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;

•	Our ability to develop and expand our sales, marketing and distribution capabilities;

•	Our ability to adapt to or upgrade our technologies and products as the markets in which we compete evolve;

•	Our ability to offer pricing for products which is acceptable to customers; and

•	Competition that exists presently or may arise in the future.

Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a southern California based developer, manufacturer and marketer of premium audio products. Since our business began in 1987, we have focused on the development of innovative and revolutionary magnetic speaker motor designs to deliver high-end audio products to the OEM, home and professional audio markets. We have developed a proprietary portfolio of unique audio speaker technologies as a result of this emphasis on research and development, which we believe has led to strong brand recognition among audiophiles, sound engineers, electronics manufacturers and premium audio manufacturers.

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Compal, Toshiba, Amtran, Epson and Acer, with NEC and Quanta already designing our speakers into their new products. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. As of the date of this report, we had a backlog of approximately $1.2 million in orders. While we expect that micro-audio revenue will soon exceed revenue from our premium audio products, we intend to continue making our premium speakers in addition to our micro-audio speakers for the foreseeable future. Most of the research and development relating to our products is done in Santa Fe Springs, California, but our products are currently being manufactured in China under an agreement with ZYLUX Acoustic Corporation. As we explain in more detail below, during September 2007 we determined that there were significant performance issues with our previous supplier, Grandford Holdings Ltd., which we are attempting to resolve. As an interim solution, we established ZYLUX as an alternative vendor and began producing our audio products at its facilities during October 2007. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director.

Our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. During the fiscal year ended June 30, 2007, approximately 15.5% of our net sales were made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

On June 7, 2007, in order to provide the resources necessary for the ramp-up of production of our micro-audio products to meet demand, we completed a securities offering of $12.9 million. The net proceeds from this offering were approximately $11.5 million and we will use these funds primarily for the purchase of inventory, repayment of certain debt and for working capital. Concurrent with the closing of the securities offering, we obtained a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million letter of credit facility with Bank SinoPac in order to insure resource availability.

General

Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the third and fourth quarters of our fiscal year due to the fall and winter selling seasons.

Cost of goods sold consists primarily of material costs, direct labor, direct overhead, inbound freight and duty costs, warranty costs, sales commission and a reserve for inventory obsolescence.

Research and development costs consist primarily of costs related to new product commercialization including product research, development and testing.

Our selling, general and administrative expenses consist primarily of non-marketing payroll and related costs and corporate infrastructure costs.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.
See Note 2 to our consolidated financial statements for a discussion our most significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

REVENUE

Revenue increased by $763,800 from no sales in the prior three month period. The sales for the current period represent the sales of audio sound speakers and equipment by AuraSound. During the prior year period, we did not engage in any operations as we were dedicated to locating and consummating an acquisition, including the requisite fund raising efforts.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended September 2007 was $886,830, which resulted in a gross loss for the current quarter of $(123,030). This loss was indicative of the incremental costs necessary to ramp up production of audio speakers and other equipment and re-establish disciplined quality assurance after an extensive period during which very little product was manufactured.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the current quarter totaled $305,477 during the current period and consisted primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the current quarter increased by $1,074,052 to $1,080,910. This increase was attributable to the administrative costs of AuraSound for the full three month period. These costs were made up primarily of amortization of intangible assets related to the acquisition of AuraSound, Inc. and salaries and related expenses. It is expected that the cost of regulatory compliance as a public company will result in further increases in the cost of administration, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

PREPAID EXPENSES WRITTEN OFF

Grandford Holdings Ltd. accounted for 96% of our purchases during the year ended June 30, 2007. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we are attempting to resolve. As an interim solution, we have established an alternative vendor who began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the three month period ended September 30, 2007. We will recognize any future benefits when they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director.

INTEREST EXPENSE

Interest expense totaled $58,465 in the quarter ended September 30, 2007. Current interest charges relate primarily to notes payable to InSeat Solutions LLC, a company owned by our president and chief executive officer, which amounted to $2,118,907 as of September 30, 2007.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of September 30, 2007. Accordingly, no income tax benefit is being reflected for the period then ended.

NET LOSS

As a result of the above, there was a net loss for the three month period ended September 30, 2007 of $1,969,288 compared to a net loss of $6,858 during the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our current assets exceeded our current liabilities by $363,472 compared to a deficit of $7,415 for the prior year. In June 2007 in order to ramp-up production with Grandford Holdings Ltd., our primary supplier, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we are attempting to resolve. As an interim solution, we have established an alternative vendor who began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. We will recognize any future benefits when they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director. In spite of the performance issues presented by Grandford Holdings Ltd., we intend to continue to focus on the issues required for us to meet the demands of our customers such as quality, processing times, availability of raw materials and timely delivery. We expect that the short-term impact of the problems with Grandford Holdings, Ltd. on our earnings and cash flow will be to defer profitability and positive cash flows. We believe, however, that by taking the time to establish multiple suppliers now, the longer term benefits will be more stability in the production cycle, more timely deliveries and more leverage to meet the needs of our customers.

Net cash used in operating activities during the quarter ended September 30, 2007 was $1,580,969 compared to net cash provided of $10,334 during the same prior year period. This was due primarily to the administrative expenses of AuraSound and the write off of the prepayments to Grandford Holdings Ltd.

Cash used in investing activities for the quarter ending September 30, 2007 was $16,285 and consisted primarily of advances from our restricted deposit account.

Cash provided by financing activities for the quarter ending September 30, 2007 totaled $92,884 for the current year period compared to cash provided from financing activities of $7,796 in the comparable prior year period. The cash provided of $1,300,000 from the certificate of deposit facility was mostly offset by the cash used to repay notes to third parties and also to repay a portion of the notes due to an affiliated company owned by our Chief Executive Officer.

We had net operating loss carry-forwards of approximately $1,742,415 as of September 30, 2007, which will expire in various amounts through the year 2027. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. We believe that the new credit facility will be sufficient to bridge temporary cash flow shortfalls which may occur from time to time. While the long-term prognosis is for steadily decreasing costs and improving cash flows, there can be no guarantees that internally generated cash flow and the existing credit facility will be sufficient to meet our working capital requirements for fiscal 2008. As of September 30, 2007, we had not drawn any advances under the revolving credit facility of $10.0 million, however we drew advances of $1.3 million from the $2.0 million deposit facility. As of September 30, 2007, the Company was in compliance with all covenants pertaining to the senior credit facility.

Management believes that future production and expansion of product lines will need to be funded by a combination of internally generated cash flows and externally by some combination of bridge financing, private placement(s), short-term bridge financing, or by some other form of cash infusion depending on the timing.

INFLATION

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible impact on interest rates, management believes that inflation will have no significant effect on our results of operations or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements presented in our Annual Report on Form 10KSB, during the years ended June 30, 2007 and 2006, we incurred losses of $3,809,260 and $33,209, respectively. We had an accumulated deficit of $6,570,108 as of June 30, 2007. $3,066,477 of the total loss incurred of $3,809,260 related to expense incurred in connection with advances made to Grandford Holdings Ltd., our primary supplier. During the quarters ended September 30, 2007 and 2006, we incurred losses of $1,969,288 and $6,858, respectively. $341,406 of the total loss incurred during the quarter related to the write-off of advances made to Grandford Holdings Ltd.. There is no certainty we can adequately replace this source of supply.

If we are unable to generate profits and unable to continue to obtain financing for our working capital requirements, we may have to curtail our business sharply or cease business altogether.

ITEM3.	CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of our President, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President/Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported. The Company is currently in the process of adding personnel and upgrading procedures to insure that reporting is done within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1
Amended and Restated Agreement and Plan of Share Exchange dated June 7, 2007 among AuraSound, Inc. and the shareholders of AuraSound, Inc. on the one hand, and Hemcure, Inc., Bartly J. Loethen and Synergy Business Consulting LLC, on the other hand (1)

3.1	Articles of Incorporation (2)

3.2	By-Laws (1)

4.1	Specimen Certificate of Common Stock (3)

4.2	Form of Warrant issued to GP Group, LLC**

4.3	Form of Warrant issued to bridge lenders by AuraSound*

4.4	Form of Warrant issued to investors in our Unit Offering closed on June 7, 2007 (1)

4.5	AuraSound, Inc. 12% Promissory Note , dated December 29, 2006 , in the amount of $750,000 issued to Mapleridge Insurance Services*

4.6	AuraSound, Inc. 10% Promissory Note , dated January 29, 2007 , in the amount of $500,000 issued to Westrec Properties, Inc. & Affiliated Companies 401(k) Plan*

4.7	AuraSound, Inc. 12% Promissory Note , dated February 5, 2007 , in the amount of $500,000 issued to Apex Investment Fund, Ltd.*

4.8	AuraSound, Inc. 12% Promissory Note , dated April 2, 2007 , in the amount of $500,000 issued to Clearview Partners, LLC,*

4.9	AuraSound, Inc. 12% Promissory Note , dated February 14, 2007 , in the amount of $200,000 issued to YKA Partners, Ltd.*

4.10	Form of Hermcure Warrant issued to bridge lenders in exchange for Warrant issued by AuraSound**

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMCURE, INC.

Dated: November 19, 2007	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer