Form 10QSB
period 2007-12-31
HEMCURE INC
filed 2008-02-14
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - QSB

☒  QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, the issuer had 28,071,972 shares of its common stock, $.01 par value issued and outstanding.

Transitional Small Business Disclosure Format ☐ Yes     ☒ No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page Number

Hemcure, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2007 - (Unaudited)	3

Consolidated Statements of Operations - (Unaudited) For the three and six month periods ended December 31, 2007 and 2006	4

Consolidated Statements of Cash Flows - (Unaudited) For the six month periods ended December 31, 2007 and 2006	5

Notes to Consolidated Financial Statements - (Unaudited)	6

Hemcure, Inc.
Consolidated Balance Sheet
(In whole dollars)

December 31, 2007 (Unaudited)

Assets
Current assets
Cash and cash equivalents	$74,263
Restricted cash	2,000,000
Accounts receivable, net	634,358
Inventory, net	8,236
Total current assets	2,716,857

Property and equipment - net	40,044
Intangible assets: Goodwill	7,000,451
Proprietary technology: less amortization of $761,978	9,688,012
Customer relationships: less amortization of $449,803	4,176,745
Trade Marks: less amortization of $56,067	616,739
Total intangible assets	21,481,947
Total Assets	$24,238,848

Liabilities and Stockholders' Equity
Current liabilities
Line of credit	$1,700,000
Accounts payable	819,499
Accrued expenses	56,746
Total current liabilities	2,576,245

Notes payable - related party	562,150

Total Liabilities	3,138,395

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding.	-
Common stock, $.01 par value, 100,000,000 shares authorized 28,071,972 issued and outstanding	280,720
Additional paid-in capital	32,102,765
Accumulated deficit	(11,283,032)
Total Stockholders' Equity	21,100,453

Total Liabilities and Stockholders' Equity	$24,238,848

See accompanying notes to unaudited consolidated financial statements.

 Hemcure, Inc.
Consolidated Statement of Operations
(In whole dollars, except share data)
(Unaudited)

	Three month periods ended December 31,		Six month periods ended December 31,
	2007	2006	2007	2006

Net sales	$383,174	$-	$1,146,974	$-
Cost of sales	562,735	-	1,449,565	-
Gross profit	(179,561)	-	(302,591)	-

Research and development expenses	472,397	-	777,874	-
Selling, general and administrative expenses	925,045	6,858	2,005,955	19,527
Advance to venders written off	-	-	341,406	-
Income (loss) from operations	(1,577,003)	(6,858)	(3,427,826)	(19,527)
Interest expense (net)	48,543	-	107,008	-
Other expense	60,000	-	120,000	-
Income before income tax expense	(1,685,546)	(6,858)	(3,654,834)	(19,527)
Income tax expense - Note 8	-	-	-	-
Net income	$(1,685,546)	$(6,858)	$(3,654,834)	$(19,527)
Earnings per common share:
Basic and diluted	$(0.07)	$(0.01)	$(0.22)	$(0.03)
Weighted average shares used in per share calculation:
Basic and diluted	25,321,088	562,324	16,885,544	563,626

The weighted average value of dilutive securities has not been taken since the effect of dilutive securities will be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements

Hemcure, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	Six month periods ended December 31,
	2007	2006
Cash Flows from Operating activities:
Net income	$(3,654,834)	$(19,527)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,088,584	-
Provision for obsolete inventory	120,039	-
Changes in operating assets and liabilities
Accounts receivable, net	(101,461)	-
Inventory	20,147	-
Accounts payable	474,436	-
Accrued expenses	(114,993)	-
Other	(19,591)	470
Net cash used in operating activities	(2,187,673)	(19,057)
Cash Flows from Investing activities:
Purchase of property and equipment	(41,900)	-
Cash Flows from Financing activities:
Advances under line of credit	1,700,000	-
Repayment of notes payable	(688,000)	-
Repayment of related party notes payable	(225,694)	-
Advance from (to) affiliate	-	19,057
Private placement fee	(93,422)
Net cash provided by financing activities	692,884	19,057
Net decrease in cash and cash equivalents	(1,536,689)	-
Cash and cash equivalents, beginning of period	1,610,952	500
Cash and cash equivalents, end of period	$74,263	$500
Supplemental disclosure of cash flow information:
Cash paid for interest	$85,274	$-
Cash paid for State income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

Hemcure , Inc. and Subsidiary
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

Basis of Presentation

Before June 7, 2007, Hemcure Inc. did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement (the “Private Placement”) and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 shares of common stock issued for the acquisition were valued at $1.00 per share, the same as the per share price of the Private Placement. The acquisition was accounted for as a purchase in accordance with FAS 141.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Hemcure, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10KSB. The results of the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of December 31, 2007 the allowance for doubtful accounts amounted to $196,124.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of December 31, 2007 the Company had provided $120,039 as a provision for obsolescence.

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

As of December 31, 2007, property, plant and equipment consisted of the following:

Machinery & equipment	$41,900
Accumulated depreciation	(1,856)
Total	$40,044

Depreciation expenses were $1,856 and $0 for the six month periods ended December 31, 2007 and 2006

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
Intangible assets consist of proprietary technology, copyrights, trademarks, trade names, customer lists and goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill has been evaluated in accordance with SFAS No. 142.

Proprietary technology, customer relationships and trade names were comprised of the following as of December 31, 2007:

	Proprietary Technology	Customer Relationships	Trade Name	Total
Intangible asset - June 30, 2007	$10,449,990	$4,626,548	$672,806	$15,749,344
Accumulated amortization	$(761,978)	$(449,803)	$(56,067)	$(1,267,848)
Net balance - December 31, 2007	$9,688,012	$4,176,745	$616,739	$14,481,496

Amortization expense:
Six months ended December 31, 2007	$653,124	$385,546	$48,058	$1,086,728
Six months ended December 31, 2006	$-	$-	$-	$-

Amortization expense of intangible assets over the next five years is as follows:

FISCAL YEAR ENDING
Asset	12/31/08	12/31/09	12/31/010	12/31/011	12/31/12	TOTAL
Proprietory Technology	$1,306,249	$1,306,249	$1,306,249	$1,306,249	$1,306,249	$6,531,244
Customer Relationships	$771,091	$771,091	$771,091	$771,091	$771,091	$3,855,457
Trade News	$96,115	$96,115	$96,115	$96,115	$96,115	$480,576
	$2,173,455	$2,173,455	$2,173,455	$2,173,455	$2,173,455	$10,867,276

There were no impairments of the goodwill asset during the six months ended December 31, 2007 and 2006.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2007, the Company had 3,445,000 potentially dilutive warrant shares outstanding.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R was effective beginning in the Company's first quarter of fiscal year ended June 30, 2007.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

•	A brief description of the provisions of this Statement

•	The date that adoption is required

•	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

Reclassifications:

For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - INVENTORIES

Inventories at December 31, 2007 consisted of the following:

Raw materials	$17,749
Finished goods	110,526
Total	$128,275
Less: reserve for obsolescence	(120,039)
Total	$8,236

NOTE 4 - DEBT AGREEMENTS

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million certificate of deposit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes, bears interest at the rate of prime minus .5%. The certificate of deposit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of December 31, 2007, the Company had drawn $1,700,000 from this facility.  The Company paid $26,808 of interest on the amount withdrawn.

Pursuant to the certificate of deposit facility, the Company has pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. This balance has been recorded as a restricted cash balance in the accompanying financial statements.

NOTE 5 - NOTES PAYABLE -RELATED PARTY

Long term notes payable at December 31, 2007 consists of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the six month period ended December 31, 2007 amounted to $76,822. Under the terms of the Private Placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also paid $300,000 of management fee accruals to the related party. On October 15, 2007, the Company converted a total of $2,500,000 (consisting of $763,033 of accrued interest and $1,736,967 face value of notes) into 1,666,667 units, each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. The fair market value of the shares as of the date of agreement was $1.50 per share. The Company recorded the fair market value of the warrants of $1,058,090 issued to the related party as a deemed dividend. As of December 31, 2007, $562,150 is reflected in notes payable - related party and the accrued interest thereon which amounted to $6,529 is reflected in accrued expenses in the financial statements accompanying these notes.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

At December 31, 2007, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of December 31, 2007 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of December 31, 2007.

On June 7, 2007, the Company acquired AuraSound, Inc. for 11,505,305 shares of its $.01 par value common stock as consideration for such acquisition. The shares were valued at the then fair market value in the accompanying financial statements. These shares were issued on October 16, 2007.

On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. The exchange rate was $1.50 per unit which was also the fair market value of the shares as of the date of the agreement. Each unit consisted of one share of the Company’s $.01 par value common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share. The Company recorded the fair market value of the warrants of $1,058,090 issued to a related party as a deemed dividend.

NOTE 7 - STOCK OPTIONS AND WARRANTS

In conjunction with the June 7, 2007 Private Placement and the related party debt exchange described in Note 6, the Company has reserved 26,900,555 shares of common stock for issuance in respect of:

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

The following table summarizes weighted-average information about stock options at December 31, 2007:

	Outstanding		Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$1.35	4,444,444	12	$1.35	4,444,444	$-

	Shares	Aggregate Exercise Price	Remaining Life	Intrinsic Value
Outstanding June 30, 2007	4,444,444	$1.35	11 Months	$6,000,000

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-

Outstanding December 31, 2007	4,444,444	$1.35	5 Months	$-

Warrants:

The following table summarizes weighted-average information about stock warrants at December 31, 2007:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.80	245,000	$73,500
$1.00	3,200,000	60	$1.00	3,200,000	$320,000
$1.50	14,566,667	60	$1.50	14,566,667	$-
	18,011,667			18,011,667

The following table summarizes the activity for all stock warrants outstanding at December 31, 2007:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding June 30, 2007	16,345,000	$1.39	5 years	$21,385,500
Granted	1,666,667	1.50	4.88 years	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding December 31, 2007	18,011,667	$1.40	4.54 years	$-

The value of the options of $6,051,996 was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.13%, volatility of 44% and expected term of five years.

The value of $1,058,090 of the 1,666,667 warrants granted on the Inseat note conversion (see Note 6) was calculated using the Black Scholes model using the following assumptions: discount rate of 2.88%, volatility of 44% and expected term of five years.

NOTE 8 - INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended December 31, 2007 and 2006. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended December 30, 2007 and 2006:

	2007	2006
Expected tax benefit	34%	34%

State income taxes, net of federal benefit	6	6

Changes in valuation allowance	(40)	(40)

Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at December 31, 2007, and 2006:

	2007	2006
Deferred tax asset:	$1,371,184	$4,413

Valuation allowance	(1,371,184)	(4,413)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net losses. At December 31, 2007, the Company had net operating loss carryforwards of approximately $3,427,961, which expire through December 30, 2027. The NOL, which may be used in any one year, will be subject to a restriction under section 382 of the Internal Revenue Code.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six month period ended December 31, 2007, the Company incurred losses of $3,654,834 of which $341,406 related to the write-off of advances made to Grandford Holdings Ltd. There is no certainty that the Company can adequately replace this source of supply. The Company had an accumulated deficit of $11,283,033 as of December 31, 2007.

If we are unable to establish a quality replacement manufacturer who can meet the demands of our customers and be cost effective so that we can timely ship products to our customers, we will not be able to generate profits and could lose our ability to utilize existing financing or to obtain new financing for our working capital requirements, in which case we may have to curtail our business sharply or cease business altogether.

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

On June 6, 2007, the Company completed a private placement wherein it raised $12.9 million to be used to fund the Company’s working capital needs. The Company believes this will be sufficient to allow the Company to execute its business plan and begin to generate earnings and cash flow. However, in order to fund its ongoing operations for the balance of the year ending June 30, 2008, the Company may need further funding due to the unexpected delays in establishing a supplier who is cost effective and can meet the volume and quality requirements of our customers. Any other changes in the Company’s capital requirements such as acceleration of the growth model or a change in terms with customers or suppliers may also trigger a need for funding.

NOTE 10 - RELATED PARTY TRANSACTIONS AND COMMITMENT

The Company pays $20,000 per month as a management fee to an entity owned by our Chief Executive Officer and a director, Mr. Arthur Liu, for the services provided to the Company such as accounting, shipping and receiving, and general administrative. The Company also pays $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation is based upon the square footage dedicated to Hemcure, Inc. and equals 40% of the rent payable by the related entity to its landlord, which has the following rent commitment:

Twelve Months Ended
December 31, 2008	$87,318

The lease will expire on August 31, 2008.

Historically, we have utilized Grandford Holdings Ltd. as the primary manufacturer of our audio products. During the period ended June 30, 2007, Grandford Holdings Ltd. supplied approximately 96% of our finished products. In order to ramp-up production at the Grandford Holdings Ltd. facility, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we attempted to resolve. As a solution, we have established alternative vendors, one of which began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. For accounting purposes, we will recognize future benefits as they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director.

NOTE 11 - MAJOR CUSTOMERS AND MAJOR VENDORS

There were three major customers of the Company during the six month period ended December 31, 2007 which accounted for 51% of the Company’s sales. The receivable due from these customers as of December 31, 2007 was $501,693. There were no major customers during the prior year period.

The Company had one major vendor, Grandford Holdings Ltd., during the period ended December 31, 2007 which accounted for 96% of the Company’s purchases. See discussion in Note 10 above.

On December 12, 2007, the Company’s wholly owned subsidiary, AuraSound, Inc., entered into a three year non-exclusive Manufacturing Agreement (the "Agreement") with Guoguang Electronic Co., Ltd. ("GEC"), whereby GEC will be the primary manufacturer of AuraSound's proprietary audio products. Under the terms of the Agreement, GEC will be compensated for units manufactured and shipped in an amount equal to the manufacturing cost (consisting of material cost, direct labor and overhead equal to 100% of direct labor cost) plus forty percent of the profit margin. The Agreement is governed by California law and any disputes under the agreement will be settled by arbitration in accordance with the United States Federal Arbitration Act. GEC is located in Guangzhou, China. Shipments to customers from this facility are expected to begin during the first calendar quarter of 2008.

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

•	Our ability to finance our operations on acceptable terms, either through raising of capital, or incurring convertible or other indebtedness or through strategic financing partnerships;

•	Our ability to retain members of our management team and our employees;

•	The success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;

•	Our ability to develop and expand our sales, marketing and distribution capabilities;

•	Our ability to adapt to or upgrade our technologies and products as the markets in which we compete evolve;

•	Our ability to offer pricing for products which is acceptable to customers;

•	Competition that exists presently or may arise in the future; and

•	Our ability to establish a continuing business relationship with a supplier who can meet our volume and quality requirements.

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

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Compal, Toshiba, Amtran, Epson and Acer, with NEC and Quanta already designing our speakers into their new products. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. As of the date of this report, we had a backlog of approximately $1.4 million in orders. While we expect that micro-audio revenue will soon exceed revenue from our premium audio products, we intend to continue making our premium speakers in addition to our micro-audio speakers for the foreseeable future. Most of the research and development relating to our products is done in Santa Fe Springs, California, but our products are currently being manufactured in China under an agreement with Guoguang Electric Co., Ltd (“GGEC”). As we explain in more detail below, during September 2007 we determined that there were significant performance issues with our previous supplier, Grandford Holdings Ltd., which we attempted to resolve. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director. As a solution, the Company entered into the non-exclusive manufacturing agreement with GGEC in November 2007, under which we will begin production in early calendar 2008.

Our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. During the fiscal year ended June 30, 2007, approximately 15.5% of our net sales were made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

On June 7, 2007, in order to provide the resources necessary for the ramp-up of production of our micro-audio products to meet demand, we completed a securities offering of $12.9 million. The net proceeds from this offering were approximately $11.5 million and we have used and will continue to use these funds primarily for the purchase of inventory, repayment of certain debt and for working capital. Concurrent with the closing of the securities offering, we obtained a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million letter of credit facility with Bank SinoPac in order to insure resource availability.

Except as otherwise discussed in this report, we know of no other trends, events, demands, commitments or uncertainties that could have a material effect on our operations or liquidity.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in Note 2. See Note 2 to our consolidated financial statements for a discussion our most significant accounting policies.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2007 compared to the Six Months Ended December 31, 2006

REVENUE

Revenue increased by $1,146,974 from no sales in the prior year period. The sales for the current six month period represent the sales of audio sound speakers and equipment by our wholly-owned subsidiary AuraSound, Inc. During the prior year period, we did not engage in any operations as we were dedicated to locating and consummating an acquisition, including the requisite fund raising efforts.

GROSS PROFIT (LOSS)

Cost of sales for the six months ended December 31, 2007 was $1,449,565, which resulted in a gross loss for the current year period of $(302,591). This loss was indicative of the incremental costs necessary to ramp up production of audio speakers and other equipment and re-establish disciplined quality assurance after an extensive period during which very little product was manufactured.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the six months ended December 31, 2007 totaled $777,874 during the current year period and consisted primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended December 31, 2007 increased by $1,986,428 to $2,005,955. This increase was attributable to the administrative costs of AuraSound, Inc. for the full six month period. These costs were made up primarily of amortization of intangible assets related to the acquisition of AuraSound, Inc. and salaries and related expenses. The cost of regulatory compliance as a public company has resulted in significant increases in the cost of administration. In addition, it is expected that administrative costs will increase with the expected volumetric increases in the manufacturing and sale of audio speakers and other equipment.

PREPAID EXPENSES WRITTEN OFF

Grandford Holdings Ltd. accounted for 96% of our purchases during the year ended June 30, 2007. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we attempted to resolve. As a solution, we have established alternative vendors, one of which began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. For accounting purposes, we will recognize future benefits as they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director.

INTEREST EXPENSE

Interest expense totaled $107,008 for the six months ended December 31, 2007. Current interest charges relate primarily to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer. The balance due at December 31, 2007 was $562,150. On November 9, 2007, we exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. The exchange rate was $1.50 per unit. Each unit consisted of one share of our common stock and one five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share.

INCOME TAXES

We have significant income tax net operating loss carry forwards, however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2007. Accordingly, no income tax benefit is being reflected for the period then ended.

NET LOSS

As a result of the above, we had a net loss for the six month period ended December 31, 2007 of $3,654,834 compared to a net loss of $19,527 during the six month period ended December 31, 2006.

Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006

REVENUE

Revenue increased by $383,174 from no sales in the prior year three month period. The sales for the current period represent the sales of audio sound speakers and equipment by AuraSound, Inc. During the prior year period, we did not engage in any operations as we were dedicated to locating and consummating an acquisition, including the requisite fund raising efforts.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended December 2007 was $562,735, which resulted in a gross loss of $(179,561). This loss was indicative of the incremental costs necessary to ramp up production of audio speakers and other equipment and re-establish disciplined quality assurance after an extensive period during which very little product was manufactured.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended December 31, 2007 totaled $472,397 and consisted primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2007 increased by $918,187 to $925,045. This increase was attributable to the administrative costs of AuraSound, Inc. for the full three month period. These costs were made up primarily of amortization of intangible assets related to the acquisition of AuraSound, Inc. and salaries and related expenses. The cost of regulatory compliance as a public company has resulted in significant increases in the cost of administration. In addition, it is expected that administrative costs will increase with the expected volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Interest expense totaled $48,543 in the quarter ended December 31, 2007. Current interest charges relate primarily to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer. The balance as of December 31, 2007 amounted to $562,150. On November 9, 2007, we exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. The exchange rate was $1.50 per unit. Each unit consisted of one share of our common stock and on five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share.

INCOME TAXES

We have significant income tax net operating loss carry forwards, however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2007. Accordingly, no income tax benefit is being reflected for the period then ended.

NET LOSS

As a result of the above, we had a net loss for the three month period ended December 31, 2007 of $1,685,546 compared to a net loss of $6,858 during the period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our current assets exceeded our current liabilities by $140,613 compared to a deficit of $557 for the prior year. In June 2007 in order to ramp-up production with Grandford Holdings Ltd., our primary supplier, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we attempted to resolve. As an interim solution, we have established alternative vendors, one of which began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. For accounting purposes, we will recognize future benefits as they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director. In spite of the performance issues presented by Grandford Holdings Ltd., we intend to continue to focus on the issues required for us to meet the demands of our customers such as quality, processing times, availability of raw materials and timely delivery. We expect that the short-term impact of the problems with Grandford Holdings, Ltd. on our earnings and cash flow will be to defer profitability and positive cash flows. We believe, however, that by taking the time to establish quality manufacturing from multiple suppliers now, the longer term benefits will be more stability in the production cycle, more timely deliveries and more leverage to meet the needs of our customers.

Net cash used in operating activities during the six months ended December 31, 2007 was $2,187,673 compared to net cash used of $19,057 during the same prior year period. This use of cash was due primarily to the administrative expenses of AuraSound, Inc. and the write off of the prepayments to Grandford Holdings Ltd.

Cash used in investing activities for the six months ended December 31, 2007 was $41,900 and consisted primarily of purchases of tools, dies and molds to be used in production.

Cash provided by financing activities for the six months ended December 31, 2007 totaled $692,884 compared to $19,057 for the six months ended December 31, 2006. The cash provided of $1,700,000 from the certificate of deposit facility was mostly offset by the cash used to repay notes to third parties and also to repay a portion of the notes due to an affiliated company owned by our Chief Executive Officer.

We had net operating loss carry-forwards of approximately $3,427,961   as of December 31, 2007, which will expire in various amounts through the year 2027. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. The problems with Grandford Holdings Ltd. have, however, led to delays in the ramp-up of sales to customers and accordingly accounts receivable balances have not been sufficient to enable us to utilize our $10.0 million accounts receivable credit facility. Accordingly, as of December 31, 2007, we had not drawn any advances under the accounts receivable credit facility, but we did draw advances of $1.7 million from the $2.0 million deposit facility. While our long-term expectations are for steadily increasing sales, decreasing costs and improving cash flows, the near-term issues of establishing quality manufacturing sufficient to meet the demands of our customers combined with the establishment of offices in Taiwan, Hong Kong and Shanghai have resulted in negative cash flows and there can be no guarantees that the existing credit facility will be sufficient to meet our working capital requirements for the current year ending June 30, 2008. We believe that future operations will need to be funded both through internally generated cash flows and externally by some combination of bridge financing, private placements, short-term financing, or by some other form of cash infusion depending on the timing. Accordingly, management is currently evaluating alternatives for providing the financing which may be required. As of December 31, 2007, the Company was in compliance with all covenants pertaining to the senior credit facility.

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements presented in our Annual Report on Form 10KSB, during the years ended June 30, 2007 and 2006, we incurred losses of $3,809,260 and $33,209, respectively. We had an accumulated deficit of $6,570,108 as of June 30, 2007, of which $3,066,477 of the total loss related to expense incurred in connection with advances made to Grandford Holdings Ltd., our primary supplier. During the six month periods ended December 31, 2007 and 2006, we incurred losses of $3,363,570 and $19,527, respectively, of which $341,406 of the total current year loss related to the write-off of advances made to Grandford Holdings Ltd.. There is no certainty that we will be able to establish a quality manufacturer who can meet the demands of our customers and adequately replace this source of supply.

If we are unable to establish a quality replacement manufacturer who can meet the demands of our customers and be cost effective so that we can timely ship products to our customers, we will not be able to generate profits and could lose our ability to utilize existing financing or to obtain new financing for our working capital requirements, in which case we may have to curtail our business sharply or cease business altogether.

ITEM3.	CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. The Company is currently in the process of adding personnel and upgrading procedures to insure that reporting is done within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

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

3.1	Articles of Incorporation (2)

3.2	By-Laws (1)

4.1	Specimen Certificate of Common Stock (3)

4.2	Form of Warrant issued to GP Group, LLC(4)

4.3	Form of Warrant issued to bridge lenders by AuraSound(4)

4.4	Form of Warrant issued to investors in our Unit Offering closed on June 7, 2007 (1)

4.5	AuraSound, Inc. 12% Promissory Note , dated December 29, 2006 , in the amount of $750,000 issued to Mapleridge Insurance Services(4)

4.6	AuraSound, Inc. 10% Promissory Note , dated January 29, 2007 , in the amount of $500,000 issued to Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)

4.7	AuraSound, Inc. 12% Promissory Note , dated February 5, 2007 , in the amount of $500,000 issued to Apex Investment Fund, Ltd.(4)

4.8	AuraSound, Inc. 12% Promissory Note , dated April 2, 2007 , in the amount of $500,000 issued to Clearview Partners, LLC(4)

4.9	AuraSound, Inc. 12% Promissory Note , dated February 14, 2007 , in the amount of $200,000 issued to YKA Partners, Ltd.(4)

4.10	Form of Hermcure Warrant issued to bridge lenders in exchange for Warrant issued by AuraSound(4)

10.1	Manufacturing Agreement dated December 12, 2007 between AuraSound, Inc. and Guoguang Electronic Co., Ltd.(5)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States

(1)	Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006.
(3)	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-SB12G/A filed with the Securities and Exchange Commission on October 17, 2005.
(4)	Incorporated by reference to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 9, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMCURE, INC.

Dated: February 14, 2008	By:	/s/ Arthur Liu
Arthur Liu, President and Chief Executive Officer

By:	/s/ Arthur Liu
Arthur Liu Principal Accounting and Finance Officer