Form 10QSB
period 2008-03-31
AuraSound, Inc.
filed 2008-05-15
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - QSB

☒  QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                                                   to                                                                    .

Commission file number    000-51543

AURASOUND, INC.
(formerly known as Hemcure, Inc.)

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

As of May 14, 2008, the issuer had 28,071,972 shares of its common stock, $.01 par value issued and outstanding.

Transitional Small Business Disclosure Format ☐ Yes     ☒ No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page Number

AuraSound, Inc. and Subsidiary (formerly Hemcure, Inc.) Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 2008 - (Unaudited)	3

Consolidated Statements of Operations - (Unaudited) For the three and nine month periods ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows - (Unaudited) For the nine month periods ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements - (Unaudited)	6

AuraSound, Inc.
(formerly Hemcure, Inc.)
Consolidated Balance Sheet
(In whole dollars)

March 31, 2008 (Unaudited)

Assets
Current assets
Cash and cash equivalents	$58,044
Restricted cash	2,000,000
Accounts receivable, net	670,558
Inventory, net	112,151
Total current assets	2,840,753

Property and equipment - net	60,037
Intangible assets:
Goodwill	7,000,451
Proprietary technology: less amortization of $1,088,541	9,361,449
Customer relationships: less amortization of $642,576	3,983,972
Trade Marks: less amortization of $80,096	592,710
Total intangible assets	20,938,582
Other Assets	87,942
Total Assets	23,927,314

Liabilities and Stockholders' Equity
Current liabilities
Line of credit	$2,232,621
Accounts payable and accrued expenses	826,200
Notes payable - related party	1,023,229
Total current liabilities	$4,082,050

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding.	-
Common stock, $.01 par value, 100,000,000 shares authorized 28,071,972 issued and outstanding	280,720
Additional paid-in capital	32,102,765
Accumulated deficit	(12,538,221)
Total Stockholders' Equity	19,845,264

Total Liabilities and Stockholders' Equity	$23,927,314

See accompanying notes to unaudited consolidated financial statements.

AuraSound, Inc.
(formerly Hemcure, Inc.)
Consolidated Statement of Operations
(In whole dollars, except share data)
(Unaudited)

	Three month periods ended March 31,		Nine month periods ended March 31,
	2008	2007	2008	2007

Net sales	$362,742	$-	$1,509,716	$-
Cost of sales	334,191	-	1,783,756	-
Gross profit	28,551	-	(274,040)	-

Research and development expenses	258,056	-	1,035,930	-
Selling, general and administrative expenses	987,365	20,848	2,993,320	40,375
Advance to vendors written off	-	-	341,406	-
Loss from operations	(1,216,870)	(20,848)	(4,644,696)	(40,375)
Interest expense (income) - Net	(27,699)	-	79,309	-
Other expense	66,018	-	186,018	-
Income before income tax expense	(1,255,189)	(20,848)	(4,910,023)	(40,375)
Income tax expense - Note 8	-	-	-	-
Net loss	$(1,255,189)	$(20,848)	$(4,910,023)	$(40,375)
Earnings per common share:
Basic and diluted	$(0.04)	$(0.03)	$(0.24)	$(0.07)
Weighted average shares used in per share calculation:
*Basic and diluted	28,071,972	667,075	20,614,353	605,047

*The weighted average value of dilutive securities has not been taken since the effect of dilutive securities will be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements

AuraSound, Inc.
(formerly Hemcure, Inc.)
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	Nine month periods ended March 31,
	2008	2007
Cash Flows from Operating activities:
Net income	$(4,910,023)	$(40,375)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,634,434	-
Provision for obsolete inventory	78,645	-
Changes in operating assets and liabilities
Accounts receivable, net	(137,661)	-
Inventory	(42,374)	-
Accounts payable and accrued expenses	289,807	4,270
Other assets	(87,942)
Net cash used in operating activities	(3,175,114)	(36,105)
Cash Flows from Investing activities:
Purchase of property and equipment	(64,379)	-
Cash Flows from Financing activities:
Advances under line of credit	2,232,621	-
Repayment of notes payable	(688,000)	-
Repayment of related party notes payable	(225,694)	-
Advance from affiliates	461,080	36,105
Private placement fee	(93,422)
Net cash provided by financing activities	1,686,585	36,105
Net decrease in cash and cash equivalents	(1,552,908)	-
Cash and cash equivalents, beginning of period	1,610,952	500
Cash and cash equivalents, end of period	$58,044	$500
Supplemental disclosure of cash flow information:
Cash paid for interest	$66,030	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash and investing activities:
Shares issued for related party payables	$2,500,000	$20,584
Deemed dividend for warrants issued	$1,058,090	$-

See accompanying notes to unaudited consolidated financial statements

AuraSound Inc. and Subsidiary
(formerly Hemcure, Inc.)
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

General

AuraSound, Inc. (formerly known as Hemcure, Inc.) (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, the Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation, and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, Hemcure Inc. acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components, using its patented and proprietary electromagnetic technology. Hemcure, Inc. was a development stage company. The Company, through its acquisition of AuraSound, Inc., became an operating entity and is no longer a development stage entity. In February 2008, the Company changed its name to AuraSound, Inc.

Basis of Presentation

Before June 7, 2007, the Company did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement (the “Private Placement”) and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 shares of common stock issued for the acquisition were valued at $1.00 per share, the same as the per share price of the Private Placement. The acquisition was accounted for as a purchase in accordance with FAS 141.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), Form 10-QSB and item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of March 31, 2008 the allowance for doubtful accounts amounted to $255,864.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of March 31, 2008 the Company had provided $78,645 as a provision for obsolescence.

Property and Equipment

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

As of March 31, 2008, property, plant and equipment consisted of the following:

Machinery & equipment	$64,379
Accumulated depreciation	(4,342)
Total	$60,037

Depreciation expenses were $2,484 and $4,342, respectively, for the three and nine month periods ended March 31, 2008. There was no depreciation for the prior year periods.

The Company utilizes a facility leased to it by a related party.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142. Management determined there was no impairment of goodwill at March 31, 2008.

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

Proprietary technology, customer relationships and trade names were comprised of the following as of March 31, 2008:

	Proprietary Technology	Customer Relationships	Trade Name	Total
Intangible asset - June 30, 2007	$10,449,990	$4,626,548	$672,806	$15,749,344
Accumulated amortization	$(1,088,541)	$(642,576)	$(80,096)	$(1,811,213)
Net balance - March 31, 2008	$9,361,449	$3,983,972	$592,710	$13,938,131

Amortization expense:
Nine months ended March 31, 2008	$979,686	$578,319	$72,087	$1,630,092
Nine months ended March 31, 2007	$-	$-	$-	$-

Amortization expense of intangible assets over the next five years is as follows:

FISCAL YEAR ENDING
Asset	12/31/08	12/31/09	12/31/010	12/31/011	12/31/12	TOTAL
Proprietory Technology	$1,306,249	$1,306,249	$1,306,249	$1,306,249	$1,306,249	$6,531,244
Customer Relationships	$771,091	$771,091	$771,091	$771,091	$771,091	$3,855,457
Trade News	$96,115	$96,115	$96,115	$96,115	$96,115	$480,576
	$2,173,455	$2,173,455	$2,173,455	$2,173,455	$2,173,455	$10,867,276

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2008, the Company had 3,445,000 potentially dilutive warrant shares outstanding.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). “Share-Based Payment" (“SFAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using the fair-value method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff positions (“FSP's) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. Management is currently evaluating the effect of this pronouncement on financial statements.

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the Company's financial statements.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the Company's financial statements.

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

In March, 2008 the FASB issued FASB Statement No.161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand thier effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements: how derivative instruments and related hedged items are accounted for under Statement 133: and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important: Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Reclassifications:

For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - INVENTORIES

Inventories at March 31, 2008 consisted of the following:

Raw materials	$19,600
Finished goods	171,196
Total	190,796
Less: reserve for obsolescence	(78,645)
Total	$112,151

NOTE 4 - DEBT AGREEMENTS

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million certificate of deposit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes, bears interest at the rate of prime minus .5%. The certificate of deposit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of March 31, 2008, the Company had drawn $232,621 from the accounts receivable facility and $2,000,000 from the deposit facility.  The Company accrued $56,278 of interest on the amounts withdrawn.

Pursuant to the certificate of deposit facility, the Company has pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. This balance has been recorded as a restricted cash balance in the accompanying financial statements. The Company accrued interest income of $71,250 on the certificate of deposit during the nine months ended March 31, 2008.

NOTE 5 - NOTES PAYABLE -RELATED PARTY

Long term notes payable at March 31, 2008 consists of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the three and nine month periods ended March 31, 2008 amounted to $14,082 and $86,334, respectively. Under the terms of the Private Placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also paid $300,000 of management fee accruals to the related party. On October 15, 2007, the Company converted a total of $2,500,000 (consisting of $763,033 of accrued interest and $1,736,967 face value of notes) into 1,666,667 units, each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. The fair market value of the shares as of the date of agreement was $1.50 per share. The Company recorded the fair market value of the warrants of $1,058,090 issued to the related party as a deemed dividend. On March 3, 2008 the same entity advanced $461,060 on a demand note bearing interest at 8%. As of March 31, 2008, $1,023,229 is reflected in notes payable - related party and the accrued interest thereon which amounted to $58,081 is reflected in accrued expenses in the financial statements accompanying these notes.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

At March 31, 2008, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of March 31, 2008 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of March 31, 2008.

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

Options to purchase Units

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

The following table summarizes weighted-average information about stock options at March 31, 2008.

	Outstanding		Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$1.35	4,444,444	2	$1.35	4,444,444	$-

	Shares	Aggregate Exercise Price	Remaining Life	Intrinsic Value
Outstanding June 30, 2007	4,444,444	$1.35	11 Months	$6,000,000

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-

Outstanding March 31, 2008	4,444,444	$1.35	2 Months	$-

Warrants:

The following table summarizes weighted-average information about stock warrants at March 31, 2008:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.80	245,000	$56,350
$1.00	3,200,000	60	$1.00	3,200,000	$96,000
$1.50	14,566,667	60	$1.50	14,566,667	-
	18,011,667			18,011,667	$152,350

The following table summarizes the activity for all stock warrants outstanding at March 31, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding June 30, 2007	16,345,000	$1.39	5 years	$21,385,500
Granted	1,666,667	1.50	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding March 31, 2008	18,011,667	$1.40	4.28 years	$152,350

The value of the options of $6,051,996 was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.13%, volatility of 44% and expected term of five years.

The value of $1,058,090 of the 1,666,667 warrants granted in conjunction with the conversion of a note by Inseat Solutions LLC (see Note 6) was calculated using the Black Scholes model using the following assumptions: discount rate of 2.88%, volatility of 44% and expected term of five years.

NOTE 8 - INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended March 31, 2008 and 2007. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended March 31, 2008 and 2007:

	2008	2007
Expected tax benefit	34%	34%

State income taxes, net of federal benefit	6	6

Changes in valuation allowance	(40)	(40)

Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at March 31, 2008 and 2007:

	2008	2007
Deferred tax asset:	$1,453,425	$4,413

Valuation allowance	(1,453,425)	(4,413)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net losses. At March 31, 2008, the Company had net operating loss carryforwards of approximately $3,633,561, which expire through March 31, 2028. The NOL, which may be used in any one year, will be subject to a restriction under section 382 of the Internal Revenue Code.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine month period ended March 31, 2008, the Company incurred losses of $4,910,023 of which $341,406 related to the write-off of advances made to Grandford Holdings Ltd. There is no certainty that the Company will be able to adequately replace Grandford Holdings Ltd as a source of supply. The Company had an accumulated deficit of $12,538,221 as of March 31, 2008.

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

On June 6, 2007, the Company completed the Private Placement wherein it raised $12.9 million to be used to fund the Company’s working capital needs. The Company believed that this would be sufficient to execute its business plan and begin to generate earnings and cash flow. However as previously disclosed, the Company encountered significant quality and delivery problems at Grandford Holdings and later at Zylux Acoustic Corporation before establishing Guoguang Electronic Co. Ltd as its primary manufacturing vendor. The impact has been to defer earnings and positive cash flow until the Company can reestablish credibility with critical customers which involves re-certification of the GGEC facility and timely delivery of products which meet the quality standards of our customers. Accordingly, in order to fund its ongoing operations for the balance of the year ending June 30, 2008, the Company may need further funding due to the unexpected delays in establishing a primary supplier who is cost effective and can meet the volume and quality requirements of our customers. Any other changes in the Company’s capital requirements such as acceleration of the growth model or a change in terms with customers or suppliers may also trigger a need for funding.

NOTE 10 - RELATED PARTY TRANSACTIONS AND COMMITMENT

The Company pays $20,000 per month as a management fee to an entity owned by our Chief Executive Officer and a director, Mr. Arthur Liu, for the services provided to the Company such as accounting, shipping and receiving, and general administrative. The Company also pays $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation is based upon the square footage dedicated to the Company and equals 40% of the rent payable by the related entity to its landlord, which has the following rent commitment:

Twelve Months Ended
March 31, 2009	$54,574

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

NOTE 11 - MAJOR CUSTOMERS AND MAJOR VENDORS

There were three major customers of the Company during the nine month period ended March 31, 2008 which accounted for 43% of the Company’s sales. The receivable due from these customers as of March 31, 2008 was $521,919. There were no major customers during the prior year period.

The Company has had three major vendors, including Grandford Holdings Ltd., during the nine month period ended March 31, 2008. While the volumes purchased varied, the Company has severed its relationship with Grandford Holdings Ltd and has established Guoguang Electronic Co., Ltd as its’ sole supplier. See discussion in Note 10 above.

On December 12, 2007, the Company’s wholly owned subsidiary, AuraSound, Inc., entered into a three year non-exclusive Manufacturing Agreement (the "Agreement") with Guoguang Electronic Co., Ltd. ("GEC"), whereby GEC will be the primary manufacturer of AuraSound's proprietary audio products. Under the terms of the Agreement, GEC will be compensated for units manufactured and shipped in an amount equal to the manufacturing cost (consisting of material cost, direct labor and overhead equal to 100% of direct labor cost) plus forty percent of the profit margin. The Agreement is governed by California law and any disputes under the agreement will be settled by arbitration in accordance with the United States Federal Arbitration Act. GEC is located in Guangzhou, China. Shipments to customers from this facility began during March 2008.

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

Overview

We are a southern California based developer, manufacturer and marketer of premium audio products. Since our business began in 1987, we have focused on the development of magnetic speaker motor designs to deliver high-end audio products to the OEM, home and professional audio markets. We have developed a proprietary portfolio of unique audio speaker technologies as a result of this emphasis on research and development, which we believe has led to strong brand recognition among audiophiles, sound engineers, electronics manufacturers and premium audio manufacturers.

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested by several key manufacturers such as Quanta, Foxlink and Hitachi. Hitachi and Foxlink are in the audit phase of certification of our new manufacturing facility at GGEC. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. As of the date of this report, we had a backlog of approximately $.8 million in orders. Based upon current trends in the industry, we expect that micro-audio revenue will ultimately exceed revenue from our premium audio products. However, we intend to continue making our premium speakers in addition to our micro-audio speakers for the foreseeable future. The research and development relating to our products is done both in Taiwan and in Santa Fe Springs, California, but our products are currently being manufactured in China under an agreement with Guoguang Electric Co., Ltd (“GGEC”). As we explain in more detail below, during September 2007 we determined that there were significant performance issues with our previous supplier, Grandford Holdings Ltd., which we attempted to resolve. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director. As a solution, the Company entered into the non-exclusive manufacturing agreement with GGEC in November 2007, under which we began production in March 2008.

Our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. During the fiscal year ended June 30, 2007, approximately 15.5% of our net sales were made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

On June 7, 2007, in order to provide the resources necessary for the ramp-up of production of our micro-audio products to meet demand, we completed a securities offering of $12.9 million. The net proceeds from this offering were approximately $11.5 million and we used these funds primarily for the purchase of inventory, repayment of certain debt and for working capital. Concurrent with the closing of the securities offering, we obtained a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million letter of credit facility with Bank SinoPac in order to insure resource availability.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2008 compared to the Nine Months Ended March 31, 2007

REVENUE

Revenue increased by $1,509,716 from no sales in the prior year period. The sales for the current nine month period represent the sales of audio sound speakers and equipment by our wholly-owned subsidiary, AuraSound, Inc. During the prior year period, we did not engage in any operations as we were dedicated to locating and consummating an acquisition, including the requisite fund raising efforts.

GROSS PROFIT (LOSS)

Cost of sales for the nine months ended March 31, 2008 was $1,783,756, which resulted in a gross loss for the current year period of $(274,040). This loss was indicative of the incremental costs necessary to ramp up production of audio speakers and other equipment and re-establish disciplined quality assurance after an extensive period during which very little product was manufactured. With the shifting of production from Grandford Holdings Ltd. to an alternative facility and then to our current supplier GGEC, the establishment of appropriate staffing, controls and re-certifications by our customers has taken longer than expected. We expect significant production and shipments during the coming quarter.

 RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine months ended March 31, 2008 totaled $1,035,930 during the current year period and consisted primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended March 31, 2008 increased by $2,952,945 to $2,993,320. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of AuraSound, Inc. which totaled $1,630,092. The balance of the increase or $1,322,853 represented the administrative costs of AuraSound, Inc. for the full nine month period and were made up primarily of salaries, legal expenses and other administrative expenses. The cost of regulatory compliance as a public company has resulted in significant increases in the cost of administration. In addition, the Company has established administrative and customer support staffs in Hong Kong and Taipei to insure control over the manufacturing process and responsiveness to customer requirements.

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

INTEREST EXPENSE (Net)

Net interest expense totaled $79,309 for the nine months ended March 31, 2008. Current period interest charges relate to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, and our credit facilities with Bank SinoPac, partially offset by the interest income accrued on the restricted cash deposit held by Bank SinoPac. The balance due InSeat Solutions LLC at March 31, 2008 was $1,023,229 and the amount due Bank SinoPac was $2,232,621. On November 9, 2007, we exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. The exchange rate was $1.50 per unit. Each unit consisted of one share of our common stock and one five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share.

INCOME TAXES

We have significant income tax net operating loss carry forwards, however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of March 31, 2008. Accordingly, no income tax benefit is being reflected for the period then ended.

NET LOSS

As a result of the above, we had a net loss for the nine month period ended March 31, 2008 of $4,910,023 compared to a net loss of $40,375 during the nine month period ended March 31, 2007.

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

REVENUE

Revenue increased by $362,742 from no sales in the prior year three month period. The sales for the current period represent the sales of audio sound speakers and equipment by AuraSound, Inc. During the prior year period, we did not engage in any operations as we were dedicated to locating and consummating an acquisition, including the requisite fund raising efforts.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended March 31, 2008 was $334,191, which resulted in gross profit of $28,551 for the period. This profit was primarily the result of a $41,394 reversal of a provision for obsolencense recorded in an earlier period. The operating results for the period other than the reversal was a loss of $12,843 and were indicative of the incremental costs necessary to ramp up production of audio speakers and other equipment and re-establish disciplined quality assurance after an extensive period during which very little product was manufactured. With the shifting of production from Grandford Holdings Ltd. to an alternative facility and then to our current supplier, GGEC, the establishment of appropriate staffing, controls and re-certifications by our customers has taken longer than expected. We expect significant production and shipments during the coming quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 31, 2008 totaled $258,056 and consisted primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2008 increased by $966,517 to $987,365. This increase was attributable to the administrative costs of AuraSound, Inc. for the full three month period. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of AuraSound, Inc. which totaled $537,166. The balance of the increase or $429,351 represented the administrative costs of AuraSound, Inc. for the full three month period and were made up primarily of salaries, legal expenses and other administrative expenses. The cost of regulatory compliance as a public company has resulted in significant increases in the cost of administration. In addition, the Company has established administrative and customer support staffs in Hong Kong and Taipei to insure control over the manufacturing process and responsiveness to customer requirements.

INTEREST EXPENSE (Net)

Net interest income totaled $27,699 for the quarter ended March 31, 2008. Current period interest income represents the interest accrued on the restricted cash deposit held by Bank SinoPac. This accrued income was partially offset by the interest charges related to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer and amounts due Bank SinoPac under the terms of our credit facility. The balance due InSeat Solutions LLC at March 31, 2008 was $1,023,229 and the amount due Bank SinoPac was $2,232,621. On November 9, 2007, we exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. The exchange rate was $1.50 per unit. Each unit consisted of one share of our common stock and one five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share.

INCOME TAXES

We have significant income tax net operating loss carry forwards, however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of March 31, 2008. Accordingly, no income tax benefit is being reflected for the period then ended.

NET LOSS

As a result of the above, we had a net loss for the three month period ended March 31, 2008 of $1,255,189 compared to a net loss of $20,848 during the period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, our current liabilities exceeded our current assets by $218,068 compared to a deficit of $20,348 for the nine month period ended March 31, 2007. In June 2007 in order to ramp-up production with Grandford Holdings Ltd., our primary supplier, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we attempted to resolve. As an interim solution, we established alternative vendors, one of which began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. For accounting purposes, we will recognize future benefits as they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director. Due to the performance issues presented by Grandford Holdings Ltd., we shifted our manufacturing to alternate manufacturers and have currently established GGEC as our primary supplier. In addition, the Company has established administrative and customer support staffs in Hong Kong and Taipei to insure control over the manufacturing process and responsiveness to customer requirements.

We believe that the short-term impact of the problems with and transition from Grandford Holdings, Ltd. on our earnings and cash flow has been to defer profitability and positive cash flows. We believe, however, that taking the time to establish appropriate staffing and controls with GGEC will provide a solid foundation for timely production of quality products for future orders.

Net cash used in operating activities during the nine months ended March 31, 2008 was $3,175,114 compared to net cash used of $36,105 during the same prior year period. This use of cash was due primarily to the administrative expenses of AuraSound, Inc. and the write off of the prepayments to Grandford Holdings Ltd.

Cash used in investing activities for the nine months ended March 31, 2008 was $64,379 and consisted primarily of purchases of tools, dies and molds to be used in production.

Cash provided by financing activities for the nine months ended March 31, 2008 totaled $1,686,585 compared to $36,105 for the nine months ended March 31, 2007. The cash provided of $2,000,000 from the certificate of deposit credit facility and an advance of $461,080 from an affiliated company owned by our Chief Executive Officer was mostly offset by the cash used to repay notes to third parties and also to repay a portion of the notes due to the same affiliated company.

We had net operating loss carry-forwards of approximately $3,633,561 as of March 31, 2008, which will expire in various amounts through the year 2028. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. The problems with Grandford Holdings Ltd. have, however, led to delays in the ramp-up of sales to customers and accordingly accounts receivable balances have not been sufficient to enable us to utilize our $10.0 million accounts receivable credit facility until March 2008. Accordingly, as of March 31, 2008, we had drawn advances of $232,621 under the accounts receivable credit facility. We had also drawn advances of $2.0 million from the $2.0 million deposit facility. While our long-term expectations are for steadily increasing sales and improving cash flows, the near-term issues of re-establishing quality manufacturing, certification of the new GGEC facilities and the need to establish offices in Taiwan, Hong Kong and Shanghai have resulted in negative cash flows. The amount of availability under our current accounts receivable revolver is totally dependant upon our ability to manufacture and ship product to our customers because as our sales increase our borrowing base increases. Until we can ship significant volumes to our customers there can be no guarantees that the existing credit facility will be sufficient to meet our working capital requirements for the current year ending June 30, 2008 or for any future period. During the near term, we expect that operations will need to be funded externally by some combination of bridge financing, private placements, short-term financing, or by some other form of cash infusion. During the longer term, we expect that internally generated cash flow and a banking credit facility will be sufficient. The Company is currently in discussions with Bank SinoPac for an extension of our current credit facility which expires on June 14, 2008. In addition, the Company is evaluating alternatives for providing required financing. As of March 31, 2008, the Company was in technical default of the Tangible Net Worth covenant with Bank SinoPac.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine month period ended March 31, 2008, the Company incurred losses of $4,910,023 of which $341,406 related to the write-off of advances made to Grandford Holdings Ltd. There is no certainty that the Company will be able to adequately replace Grandford Holdings Ltd as a source of supply. The Company had an accumulated deficit of $12,538,221 as of March 31, 2008.

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

On June 6, 2007, the Company completed the Private Placement wherein it raised $12.9 million to be used to fund the Company’s working capital needs. The Company believed that this would be sufficient to execute its business plan and begin to generate earnings and cash flow. However as previously disclosed, the Company encountered significant quality and delivery problems at Grandford Holdings and later at Zylux Acoustic Corporation before establishing Guoguang Electronic Co. Ltd so its primary manufacturing vendor. The impact has been to defer earnings and positive cash flow until the Company can reestablish credibility with critical customers which involves re-certification of the GGEC facility and timely delivery of products which meet the quality standards of our customers. Accordingly, in order to fund its ongoing operations for the balance of the year ending June 30, 2008, the Company may need further funding due to the unexpected delays in establishing a primary supplier who is cost effective and can meet the volume and quality requirements of our customers. Any other changes in the Company’s capital requirements such as acceleration of the growth model or a change in terms with customers or suppliers may also trigger a need for funding.

ITEM 3.	CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

As of March 31, 2008, we were in technical default of the Tangible Net Worth covenant with Bank SinoPac. The Company is currently is discussions with Bank SinoPac for an extension of our credit facility which expires on June 14, 2008. These discussions include a revision of the various covenants and a waiver of our technical default.
.

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

AuraSound, Inc.

Dated: May 15, 2008	By:	/s/ Arthur Liu
Arthur Liu, President and Chief Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu Principal Accounting and Finance Officer