Form 10-K
period 2008-06-30
AuraSound, Inc.
filed 2008-09-29
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

Commission file number 005-80848

AuraSound, Inc.
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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2007,the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $16,390,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 24, 2008, the issuer had 28,071,972 shares of its common stock, $0.01 par value issued and outstanding.

Documents incorporated by reference. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(g) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes. None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “intends,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading “Risk Factors” beginning on page 10. These and other factors may cause our actual results to differ materially from any forward-looking statements. Forward-looking statements are only predictions. The forward-looking events discussed in this report and other statements made from time to time by us or our representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. The following is a listing of important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this report.

•	our ability to finance our operations on acceptable terms by raising capital through the sale of equity securities, incurring indebtedness or through strategic financing partnerships;

•	our ability to retain members of our management team and our employees;

•	the success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;

•	our ability to develop and expand our sales, marketing and distribution capabilities;

•	our ability to adapt to or upgrade our technologies and products as the markets in which we compete evolve;

•	our ability to offer pricing for products which is acceptable to customers; and

•	competition that exists presently or may arise in the future.

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

PART I

ITEM 1.	BUSINESS.

Overview

Our business operations are conducted through our wholly-owned subsidiary, AuraSound, Inc., a California corporation (referred to in this report as “AuraSound”), which we acquired on June 7, 2007. We completed this acquisition by issuing to the former sole shareholder of AuraSound, Arthur Liu, our Chairman and Chief Executive Officer, one share of our $0.01 par value common stock for every share of AuraSound common stock that we acquired. We acquired a total of 11,505,305 shares of AuraSound common stock from Arthur Liu, which represented 100% of AuraSound’s issued and outstanding common stock. Founded in 1987, AuraSound develops, manufactures and markets premium audio products. AuraSound specializes in the production of high sound pressure level (“SPL”), bass-rich, low distortion sound from compact acoustic transducers (speakers). AuraSound has invested in the development of innovative audio technologies for use in ultra high end home and professional audio products. AuraSound recently expanded its product line to the micro-audio market. Specifically, AuraSound has developed and is currently marketing undersized speakers that will deliver sound quality to devices such as laptops, flat-panel televisions and displays and mobile phones that we believe to be superior to the sound quality currently found in these devices. We are currently delivering our micro-audio products to Quanta and are being evaluated for future delivery of our micro-audio products to Quanta, NEC, Acer, Sharp, Hitachi, FoxLink and Arima. Our operations in China are conducted through Well-Tech International Co., a Hong Kong company owned by Susanne Lee who is our office administrator in Hong Kong. Our operations in Taiwan are conducted by AuraSound as a foreign corporation doing business in Taiwan. Our home offices are located in Santa Fe Springs, California.

Historically, AuraSound has provided its products to the ultra high end home and professional audio markets. Products for this market start at $100 and reach upwards of $1,000. Until recently, the extremely low annual unit sales volumes that characterize the high end home and professional audio markets limited our ability to accelerate our growth. However, after completing the development and commercialization of our micro-audio product line, we began the process of testing and validating these products with major electronics manufacturers. Following an extensive evaluation process, NEC was the first major manufacturer to use our micro-audio technology to differentiate its laptop computers from competitors. NEC notified its OEM manufacturer, Quanta, a leading manufacturer of laptop computers, that it would like to incorporate our speakers into NEC’s laptops. Quanta has also indicated a desire to incorporate our micro-speaker technology into other laptop computers in order to reduce weight and improve sound quality. Because of the manufacturing problems experienced by the Company, Quanta deferred certain referrals until the Company could provide specific assurance that quality control measures had been instituted to insure acceptable quality and timely delivery of our products. The Company has provided such assurance and is currently working with various other Quanta customers to obtain product approval. Please see the discussion titled “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Following the decisions of NEC and Quanta, we began aggressively targeting other large electronics manufacturers. As a result of these efforts, several leading electronics manufacturers including HP, Dell, Hitachi, Acer, FoxLink and Arima are currently in the process of testing our products in order to make a final determination on incorporating our technology into their products. Our current backlog of orders totals approximately $350,000.

Our goal is to rapidly expand our sales pipeline by: expanding our customer base to include additional OEM electronics manufacturers in existing product categories; expanding our product line to include micro-audio products designed for additional applications such as mobile phones and PDAs; and incorporating our micro-technology into a larger number of models and products with existing OEM customers.

Technology

Neo-Radial Technology (NRT)

We have developed an unconventional audio technology that creates unsurpassed efficiency and performance. We believe our neo-radial technology provides us with a significant competitive advantage over those in our industry who use traditional speaker designs.

In a traditional speaker design, a speaker’s voice coil moves up and down in a piston like manner as a result of motion generated by opposing magnetic fields created when positive and negative electric charges are administered to the magnets in a speaker. The up and down motion of the voice coil vibrates the diaphragm, which then creates sound waves by vibrating the surrounding air.

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

Bass Shaker Products

Our Bass Shaker products are transducers that can be mounted to a fixed surface to transmit vibration creating the “sensation of sound” or very low bass, providing impact for music, sounds and special effects. The Bass Shaker Plus and Bass Shaker add the impact of bass sub woofers without excessive volume or the space required by traditional subwoofers. Our technologically advanced design enhances the sound pressure levels so there's no distortion while amplifying the bass energy delivered from the stereo.

Research and Development and Product Manufacturing

We employ a skilled research and development team which is lead by the Vice President of Engineering who is based in Santa Fe Springs, California and is responsible for identifying and creating new products and applications along with improving and enhancing existing products. Our research engineers and facilities are located in both Santa Fe Springs, California and Taiwan. We recently added the research and development team in Taiwan in order to be closer to our customer base. During the twelve month period ended June 30, 2008, we had three major vendors and experienced quality and delivery problems with two of them, namely Grandford Holdings Ltd and ZYLUX Acoustic Corporation, before entering into a three-year non-exclusive Manufacturing Agreement (the "Agreement") with Guoguang Electronic Co., Ltd. ("GGEC") in December 2007. GGEC is currently the sole manufacturer of AuraSound's proprietary audio products. Under the terms of our agreement, GGEC will be compensated for units manufactured and shipped in an amount equal to the manufacturing cost (consisting of material cost, direct labor and overhead equal to 100% of direct labor cost) plus forty percent of the profit margin. The Agreement is governed by California law and any disputes under the agreement will be settled by arbitration in accordance with the United States Federal Arbitration Act. GGEC is located in Guangzhou, China. Shipments to customers from this facility began during March 2008.

We currently outsource all product manufacturing and some testing and development functions to GGEC. The manufacturing campus of GGEC is located in Guangzhou, China and consists of 1,200,000 square meters with more than 26 production lines. The plant is also ISO-9001, ISO 14000, TS16949 and QS-9000 certified and contains extensive research and development facilities; a full range of testing facilities including China’s largest anechoic chamber used for loudspeaker design; research labs for magnetics, cone materials, vibrations and speaker systems design; an engineering library; office space; and, a show room. The facility also has extensive warehousing and full living accommodations for the staff.

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

The rapid consumer acceptance of flat-panel televisions and displays, laptop computers, portable devices (such as portable DVD players, MP3 and portable music devices) and mobile phones demonstrates the overwhelming consumer demand for sleeker and increasingly more compact electronics. The slenderness and compactness of these products requires ultra compact speakers and we believe that consumers are increasingly expecting the audio performance of these products to be comparable to their visual quality. Despite significant technological innovations in laptops, portable music players and mobile phones, the auditory capabilities of these devices have stagnated or been significantly reduced as a result of efforts to minimize size to achieve increased portability. This reduction in audio quality has occurred despite a massive increase in media usage, particularly audio, on these devices. We believe that the micro-audio market currently lacks a true leader with an economical, easy to integrate audio product capable of delivering high quality acoustics in an ultra-compact format.

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

Customers

During our fiscal year ended June 30, 2008, approximately 51% of our sales were made to customers outside the United States. We are currently delivering our micro-audio products to Quanta and are being evaluated for new product lines by Quanta, NEC, FoxLink, Arima, Hitachi, HP and Acer. We believe that international sales will expand with the current focus on micro devices and will represent an increasingly significant portion of our revenues in the future. A significant portion of our revenues has historically been attributed to a small number of customers and we expect that this may continue. None of our customers have continuing obligations to purchase products from us.

Intellectual Property and Proprietary Rights

We try to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

We currently have twenty two active US patents covering the design and technical innovations found in our audio products and two patents pending which relate to our innovative micro speaker design. The granting of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued will afford adequate protection against competitors with similar technology, nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others.

We also own one trademark and have made application for three other trademarks. We believe that these trademarks significantly strengthen consumer awareness of the AuraSound brand.

Government Regulation

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, the Consumer Products Safety Commission and Underwriters’ Laboratories. Internationally, our products may be required to comply with regulations or standards established by authorities in the countries into which we sell our products, as well as various multinational or extranational bodies. The European Union, or EU, has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment directive, or WEEE, applicable to persons who import electrical or electronic equipment into Europe. Although neither of these directives is currently applicable to our products, both are expected to become effective and at that time they will apply to our products. We are currently implementing measures to comply with each of these directives as individual EU nations adopt their implementation guidelines. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our existing and future product offerings will remain compliant with evolving standards and regulations.

ITEM 1A.	RISK FACTORS.

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

We had a net loss of $26,458,932 for the fiscal year ended June 30, 2008. We have never been profitable and we may not be profitable in the future. If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

Our independent auditor has noted in its report concerning our financial statements as of June 30, 2008 that we have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years, which, along with our accumulated deficit of $33,029,040, raises substantial doubt about our ability to continue as a going concern.

We sustained a net loss of $26,458,932 for the fiscal year ended June 30, 2008. We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future. If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

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

Our operating results tend to vary from quarter to quarter because our sales are seasonal. Revenue in each quarter is substantially dependent on orders received within that quarter. Conversely, our expenditures are based on investment plans and estimates of future revenues. We may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter. As a result, operating results for such quarters would be adversely impaired. Results of operations for any one quarter are not necessarily indicative of results for any future period. Other factors which may cause quarterly results to fluctuate or to be adversely impacted include:

•	increased competition in niche markets;

•	new product announcements by our competitors;

•	product releases and pricing changes by us or our competitors;

•	lack of market acceptance or delays in the introduction of new products;

•	production constraints;

•	the timing of significant orders;

•	customers’ budgets; and

•	foreign currency exchange rates.

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

Our strategy envisions growing our business, which will require us to hire, train and supervise additional employees and to continue to develop and adjust our technology to meet the evolving needs of manufacturers who use micro speakers in their products.  Our expected sales growth and the related expansion of our manufacturing sources are likely to place a strain on our management and administrative resources, infrastructure and systems and require us to make significant outlays of capital. These measures are time consuming and expensive, will increase management’s responsibilities and will divert management’s attention from our day-to-day operations. We cannot assure you that we will be able to:

•	expand our business effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	meet our capital needs;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

If the U.S. were to revoke NTR status for China, our results of operations could be adversely affected.

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

Our products could subject us to liability. Liability claims could have a material adverse effect on our results of operations.

Some of our products, such as amplifiers, speakers and our Bass Shaker devices, are electronically powered and carry a risk of electrical shock or fire. If our products caused electrical shock or fire, the damaged party could bring claims for property damage, physical injury or death. These types of legal actions, if threatened or brought, may be costly to defend, may distract management’s attention from operating our business and may result in large damage awards which could have a material adverse effect on our results of operations.

Over a quarter of our net sales are made to customers that are located outside the United States. Any one of several factors that affect overseas sales could adversely affect our results of operations.

Historically, about 51% of our net sales are made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues. Our revenues from international sales may fluctuate due to various factors, including:

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

In the past, a significant portion of our revenue was attributed to a small number of customers and this may continue. We had two major customers during the year ended June 30, 2008 which accounted for 26% of our sales. We had three major customers during the year ended June 30, 2007 which accounted for 81% of our sales. The receivables due from these customers as of June 30, 2008 and 2007 totaled $100,681 and $170,629 respectively. Furthermore, none of our customers have continuing obligations to purchase products from us. If our relationships with our largest customers deteriorated for any reason, we could lose a substantial portion of our net sales revenues, which would have a material adverse impact on our results of operations, liquidity and financial condition.

We own 22 active issued patents with two patents pending and one trademark with three additional trademarks applied for, which we believe are important to our business. While we try to protect our intellectual property, if we are unable to do so our business could be harmed.

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

The loss of the services of our key employees, particularly the services rendered by Arthur Liu, our Chief Executive Officer and Chief Financial Officer, could harm our business

Our success depends to a significant degree on the services rendered to us by our key employees. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Arthur Liu, our Chief Executive Officer and Chief Financial Officer, and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We have historically utilized a single source to manufacture our products and during the twelve months ended June 30, 2008 we experienced significant negative issues with two successive suppliers. Any negative issues with our current sole supplier could have a material adverse effect on our business and operating results and would jeopardize our ability to timely meet customer requirements or transition to a new vendor or become a multi-source company.

We are currently totally dependant on a single third-party supplier to meet the quality and volume requirements of our customers. While our long-term intention is to become a multi-source company, the experiences of the last twelve months have shown us that our current dependency on a single supplier leaves us vulnerable to relationship and performance problems which could lead to customer dissatisfaction and a loss of current and future business. This could have a material adverse affect our business and operating results.

We utilize third-party manufacturing sources to manufacture our products and may not be able to control quality. Too many defective products could lead to customer dissatisfaction and a loss of business which would materially adversely affect our business and operating results.

Because we utilize third party manufacturers to manufacture our products, we may have an inability to control quality issues resulting in a high defect rate. This could lead to customer dissatisfaction and a loss of future business and have a material adverse affect on our business and operating results.

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

Our future financial performance as it relates to supplying micro devices will depend on market acceptance of our Whisper driver technology and the resulting sound quality of our products. To date, we have had limited sales of products containing our new Whisper drivers. If our Whisper driver technology and product line do not gain sufficient positive market acceptance, we may not achieve profitability.

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

The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact discretionary consumer spending. As a result of the current downturn in the U.S. economy, the audio products sector of the electronics industry may experience a slowdown in sales, which would adversely impact our ability to generate revenues and impact the results of our future operations.

Our management owns or controls a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

As of the date of this report, Mr. Arthur Liu, our President, Chief Executive Officer, Chief Financial Officer and the Chairman of our board of directors, owns or controls approximately 49.9% of our issued and outstanding capital stock. See Item 12 titled “Security Ownership of Certain Beneficial Owners and Management.” As a result of his significant ownership of our common stock, Mr. Liu may be able to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may be detrimental to the interests of our minority stockholders in that it may:

•	limit our shareholders’ ability to elect or remove directors;

•	delay or prevent a change in control;

•	impede a merger, consolidation, take over or other transaction involving our company; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

There is only a limited market for our common stock, which could cause our investors to incur trading losses or prevent them from reselling their shares at or above the price they paid for them, or from selling them at all.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ARAU.” The last trade of our common stock took place on August 13, 2008. On that date 200 shares traded. No shares of our common stock have been traded since then and there can be no assurance that an active trading market will be developed or maintained. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

We are authorized to issue 100,000,000 shares of our common stock and 20,000,000 shares of our preferred stock. As of the date of this report, there are 28,071,972 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding. However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved in anticipation of the exercise of warrants described herein. Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

The “penny stock” rules could make selling our common stock more difficult.

Our common stock has a market price of less than $5.00 per share, therefore, transactions in our common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must: (i) make a special written suitability determination for the purchaser; (ii) receive the purchaser’s written agreement to a transaction prior to sale; (iii) provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and (iv) obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed. Because of these requirements, broker-dealers may find it difficult to effect customer transactions, related transaction costs will rise and trading activity in our securities may be greatly reduced. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

You should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide this information.

ITEM 2.	PROPERTIES.

InSeat Solutions, LLC, an entity under the control of our Chairman and Chief Executive Officer, Mr. Arthur Liu, currently leases approximately 21,355 square feet of office, warehouse and technical research and development space which is located at 11839 East Smith Avenue, Santa Fe Springs, California. The current lease will expire on July 31, 2013. We share this space with InSeat Solutions, LLC and we pay 40% of the rent commitment. We do not have a written lease or rental agreement with InSeat Solutions, LLC and we have no obligation in connection with our use of the premises other than the payment of rent. For the fiscal year ended June 30, 2008, this amount totaled $71,179 and we expect to pay at least this amount during the next fiscal year. Our operations in Taiwan are conducted by AuraSound as a foreign corporation doing business in Taiwan. We rent office space in Taiwan on a month to month basis at a rental rate of $1,750 per month.

Employees

As of September 1, 2008, we employed 26 full-time employees and consultants. Of these, five employees and three consultants were located in Taiwan, thirteen employees were located in Hong Kong and four employees (including our President and CEO, Vice President Engineering, and our controller) and one consultant were located in Santa Fe Springs, California. We also employ various engineering design and financial consultants from time-to-time on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 3.	LEGAL PROCEEDINGS.

On May 20, 2008, a complaint was filed in the Los Angeles Superior Court, number BC 391141, by Melvin Gagerman, Arthur Schwartz, Zvi Kurtzman, Cipora LaVut, Neal Kaufman and Steve Veen against Arthur Liu, AuraSound, Inc., a California corporation, Algo Technology, Inc., Algo Sound Inc., Gemini Partners and JP Group LLC. The plaintiffs allege breach of a verbal agreement by Arthur Liu and other causes of action. The complaint alleges that the plaintiffs were shareholders of AuraSound, Inc., Algo Technology, Inc. and/or Algo Sound Inc. and that they placed their shares of stock into escrow with the expectation that, at the close of a business transaction, they would receive proceeds in the amount of $2,243,815.97. The complaint prays for general damages in that amount plus punitive and exemplary damages and interest. The Company believes that the complaint is without merit and intends to vigorously defend the action. Other than this action, we are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our common stock is currently quoted on the OTCBB under the symbol “ARAU”.

The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

2008	Low Bid	High Bid
First quarter ended September 30, 2007	$1.10	$2.70
Second quarter to ended December 31, 2007	.35	1.25
Third quarter ended March 31, 2008	.42	1.09
Fourth quarter ended June 30, 2008	.51	1.10

2007	Low Bid	High Bid
First quarter ended September 30, 2006	$.04	$.25
Second quarter to ended December 31, 2006	.25	.68
Third quarter ended March 31, 2007	.25	3.00
Fourth quarter ended June 30, 2007	.33	2.85

Shareholders

As of September 10, 2008, there were approximately 229 record holders of our common stock. This does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future. We intend to retain any earnings which we may realize in the foreseeable future to finance our operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Sales of Unregistered Securities
On October 15, 2007, we entered into an Agreement to Convert Debt (the “Agreement”), pursuant to which we converted $2,500,000 of debt owed to Inseat Solutions LLC, a company controlled by our Chief Executive Officer, Arthur Liu, into 1,666,667 units of our securities, with each “Unit” consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $1.50 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table illustrates, as of June 30, 2008, information relating to all of our equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Shareholder Approved Equity Incentive Plan	0	N/A	8,421,591

(1) The AuraSound, Inc. 2007 Equity Incentive Plan was adopted by our board of directors on November 29, 2007 and approved by our stockholders on February 12, 2008. Pursuant to the terms of the plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for stock.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

Prior to June 7, 2007, we were a shell company and did not engage in any business operations and were dedicated to locating and consummating an acquisition. On June 7, 2007, we completed a $12.9 million private placement and acquired AuraSound in a stock acquisition. The 11,505,305 shares of common stock issued for the acquisition have been valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141. The operating results for the period ended June 30, 2007 include only the period between June 7, 2007 and June 30, 2007. The operating results for the period ended June 30, 2008 include the full twelve month period then ended.

Overview

Our business operations are conducted through our wholly-owned subsidiary, AuraSound, Inc., a California corporation (referred to in this report as “AuraSound”), which we acquired on June 7, 2007. We completed this acquisition by issuing to the former sole stockholder of AuraSound, Mr. Arthur Liu, our Chairman and Chief Executive Officer, one share of our $0.01 par value common stock for every share of AuraSound common stock that we acquired. We acquired a total of 11,505,305 shares of AuraSound common stock, which represented 100% of AuraSound’s issued and outstanding common stock. Founded in 1987, AuraSound develops, manufactures and markets premium audio products. AuraSound specializes in the production of high sound pressure level (“SPL”), bass-rich, low distortion sound from compact acoustic transducers (speakers). AuraSound has invested in the development of innovative audio technologies for use in ultra high end home and professional audio products. AuraSound recently expanded its product line to the micro-audio market. Specifically, AuraSound has developed and is currently marketing undersized speakers that will deliver sound quality to devices such as laptops, flat-panel televisions and displays and mobile phones that we believe to be superior to the sound quality currently found in these devices. We are currently delivering our micro-audio products to Quanta and are being evaluated for future delivery of our micro-audio products to NEC, Acer, Sharp, Hitachi, FoxLink, and Arima. Our operations in China are conducted through Well-Tech International Co., a Hong Kong company owned by Susanne Lee who is our office administrator in Hong Kong. Our operations in Taiwan are conducted by AuraSound as a foreign corporation doing business in Taiwan. Our corporate offices are located in Santa Fe Springs, California.

Historically, AuraSound has provided its products to the ultra high end home and professional audio markets. Products for this market start at $100 and reach upwards of $1,000. The relatively low annual unit sales volumes that characterize the high end home and professional audio markets limits our ability to accelerate our growth. During the last two years, AuraSound has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, it has developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and cell and other mobile phones which we believe to be superior to the speakers currently utilized by such devices. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. For that reason, our plan is to expand this area of our business as quickly as possible. While we expect that micro-audio revenue will exceed revenue from our premium audio products, we intend to continue making our premium speakers in addition to our micro-audio speakers for the foreseeable future.

After completing the development and commercialization of our micro-audio product line, we began the process of testing and validating these products with major electronics manufacturers. Following an extensive evaluation process, NEC was the first major manufacturer to use our micro-audio technology to differentiate its laptop computers from competitors. NEC notified its OEM manufacturer, Quanta, a leading manufacturer of laptop computers, that it would like to incorporate our speakers into NEC’s laptops. Quanta has also indicated a desire to incorporate our micro-speaker technology into other laptop computers in order to reduce weight and improve sound quality. The Company is currently working with various other Quanta customers to obtain product approval.

Following the decisions of NEC and Quanta, we began aggressively targeting other large electronics manufacturers. As a result of these efforts, several leading electronics manufacturers including HP, Dell, Hitachi, Acer FoxLink and Arima are currently in the process of testing our products in order to make a final determination on incorporating our technology into their products. Our current backlog of orders totals approximately $350,000.

Our goals are to rapidly expand our sales pipeline by expanding our customer base to include additional OEM electronics manufacturers in existing product categories; expand our product line to include micro-audio products designed for additional applications such as mobile phones and PDAs; and incorporate our micro-technology into a larger number of models and products with existing OEM customers.

Other than as discussed herein, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2008 Compared to Fiscal Year Ending June 30, 2007 (June 7, 2007 through June 30, 2007)

REVENUE

Revenue totaled $1,888,692 during the year ended June 30, 2008, an increase of $1,679,704 compared to $208,988 in revenue earned during the prior year, which began on June 7, 2007 and ended on June 30, 2007. The sales for the year ended June 30, 2008 represent the sales of audio sound speakers and equipment by our wholly-owned subsidiary, AuraSound, Inc.

GROSS PROFIT (LOSS)

Cost of sales for the year ended June 30, 2008 was $2,057,878 as compared to cost of sales of $307,508 for the year ended June 30, 2007, resulting in a gross loss of $(169,186) for the year ended June 30, 2008. This loss resulted from the incremental costs necessary to ramp up production of audio speakers and other equipment and to re-establish disciplined quality assurance after an extensive period during which very little product was manufactured. With the shift of production from Grandford Holdings Ltd. to an alternative facility and then to our current supplier, GGEC, establishing appropriate staffing and controls and obtaining re-certifications by our customers has taken longer than expected. We expect the volume of products produced and shipped to significantly increase beginning in the second half of the 2009 fiscal year.

  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the year ended June 30, 2008 totaled $1,217,994 and consisted primarily of salaries and related expenses associated with developing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. During the fiscal year that began on June 7, 2007 and ended on June 30, 2007, we had $51,699 in research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2008 increased by $3,686,036 to $4,251,159. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of AuraSound, which totaled $2,173,458. The balance of the increase, $1,512,578, was attributable to the administrative costs of AuraSound for the fiscal year ended June 30, 2008 and were made up primarily of salaries, legal expenses and other administrative expenses. The cost of regulatory compliance as a public company has resulted in significant increases in the cost of administration. In addition, we have established administrative and customer support staffs in Hong Kong and Taipei to insure control over the manufacturing process and responsiveness to customer requirements.

IMPAIRMENT OF INTANGIBLE ASSETS

Impairment of intangible assets amounted to $20,395,215. In accordance with SFAS 142 and SFAS 144, an evaluation of the Company’s intangible assets was performed as of June 30, 2008 and it was determined that such assets were impaired due to insufficient undiscounted future cash flows to assure recovery of the carrying value of such assets.

PREPAID EXPENSES WRITTEN OFF

Grandford Holdings Ltd. accounted for 96% of our purchases during the year ended June 30, 2007. As of September 30, 2007, we had made advance payments totaling $4,228,038 to Grandford Holdings Ltd. for tools, jigs, molds and raw materials relating to products being manufactured for us, of which $820,155 was related to products actually shipped to our customers during the period June through September 2007. During September 2007, we determined that there were significant performance issues with Grandford Holdings Ltd. which we attempted to resolve. As a solution, we established alternative vendors, one of which began producing our audio products during October 2007. Due to the questionable nature of a continuing relationship with Grandford Holdings Ltd., we expensed $3,066,477 of the advanced payments as of June 30, 2007 and the balance of $341,406 during the quarter ended September 30, 2007. For accounting purposes, we will recognize future benefits as they are realized. The general manager of Grandford Holdings Ltd. is David Liu, son of Arthur Liu, our Chief Executive Officer and a director.

INTEREST EXPENSE (Net)

Net interest expense totaled $83,971 for the year ended June 30, 2008. These charges relate to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, and to our credit facilities with Bank SinoPac. The interest charges were partially offset by the interest income accrued on the restricted cash deposit held by Bank SinoPac. At June 30, 2008, the balance due to InSeat Solutions LLC was $1,272,161 and the amount due to Bank SinoPac was $2,145,477.

On November 9, 2007, we exchanged $2,500,000 of debt owed to InSeat Solutions LLC, including accrued interest thereon, into 1,666,667 units. The exchange rate was $1.50 per unit. Each unit consisted of one share of our common stock and one five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share.

INCOME TAXES

We have significant income tax net operating loss carry forwards, however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of June 30, 2008. Accordingly, no income tax benefit is being reflected for the period then ended.

NET LOSS

As a result of the above, we had a net loss for the year ended June 30, 2008 of $26,458,932 compared to a net loss of $3,809,260 during the year ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our current liabilities exceeded our current assets by $1,804,676 compared to the prior year when assets exceeded liabilities by $2,324,437. In June 2007, we completed a $12.9 million private placement aimed at providing us with sufficient funds to establish AuraSound as a significant source for speakers designed for notebook computers and cell phones in addition to its already established home entertainment line of speakers. Immediately following the closing, approximately $1.8 million was used to pay the expenses related to the offering, approximately $4.4 million was used to pay-off certain bridge loans, including interest, and $2 million was deposited into an account with our primary bank, in accordance with the terms of a lending agreement. In addition, in order to ramp-up production at the manufacturer in China, we established a prepayment policy with Grandford Holdings, Ltd., then the Company’s long-term supplier, and sent $4.2 million to Grandford Holdings, Ltd. during June and July 2007 for the purchase of inventory, engineering services, tools, jigs, dies and special equipment. The remaining $.5 million, the $2.0 million drawn on the deposit credit facility and an additional $635,000 loaned to us by Arthur Liu, our Chief Executive Officer, Chairman of the board of directors, and our largest stockholder, has been used to fund the establishment of offices in Hong Kong, and Taiwan and agents in Shanghai and Japan and to cover overhead at the corporate offices in Santa Fe Springs, California through July 2008.

Grandford Holdings, Ltd. had been the sole supplier of products for AuraSound for several years. The general manager of Grandford Holdings, Ltd. is David Liu, son of Arthur Liu. During August and September 2007, problems began to develop with regard to the quality and timely delivery of products manufactured by Grandford Holdings, Ltd., which ultimately led to a termination of this relationship. We then determined to establish Zylux Acoustic Corporation (also located in China) as our primary supplier and in October 2007 began to produce and ship speakers from Zylux. Almost immediately we began to experience rejection rates from customers as high as 40%, with an overall rejection rate of approximately 30%. In addition, Zylux was unable to make timely delivery of significant orders to major customers. As a result, one customer excluded AuraSound from bidding on a newly designed speaker, other customers put AuraSound on probation whereby any future quality problems will result in termination of approved vendor status, and other customers reduced their orders to modest levels in order to evaluate the performance of our supplier.

Because of the failure of Zylux, we determined to establish a relationship with Gouguang Electric Co, Ltd (”GGEC”) (also located in China), a company which Mr. Liu had worked with in the past as an alternate supplier. Accordingly, in December 2007, we signed a manufacturing agreement with GGEC pursuant to which it became the primary supplier of AuraSound products. Because of the quality problems experienced with the previous suppliers, Mr. Liu personally guided the organization, staffing and training of manufacturing personnel within GGEC. In addition, Mr. Liu established quality control positions within our Hong Kong office and GGEC to insure that quality specifications are met. We believe that quality production has been established within GGEC and that it has sufficient resources to meet our requirements and those of our customers.

As a result of the problems we had with quality and delivery of our products, many of our customers found other suppliers for their 2008 product models. We have been working to re-establish customer relations with prior customers and establish relationships with new customers, understanding that orders will probably not be significant until production of the 2009 models begins. Mr. Liu has been able to re-establish our relationships with Quanta, NEC and Hitachi. In addition, we have made significant progress with computer manufacturers Sharp, HP, Acer and Apple. Further, we have received verbal approval from cell phone providers Foxlink and Arima. We are currently working on approval of samples with these customers and expect to receive orders from all of these companies during the next three to six months.

While the last year was challenging for us, we were able to establish quality production from a significant manufacturer (GGEC) with the implementation of our quality control procedures and personnel, re-establish relationships with certain key customers and perform the research and development necessary to establish a production model of our miniature speaker technology for cell phones. We believe that, going forward, these measures will help us successfully achieve our business plan.

Net cash used in operating activities during the fiscal year ended June 30, 2008 was $3,258,289 compared to $3,882,545 used during the prior fiscal year. The increased loss from operations resulted primarily from the $20,395,215 non-cash charge relating to the impairment of the intangible assets at June 30, 2008.

Cash flows used in investing activities for the fiscal year ended June 30, 2008 totaled $108,688 and consisted of purchases of fixed assets. During the fiscal year ended June 30, 2007, cash flows used in investing activities totaled $2,400,000 and consisted of a $2,000,000 restricted deposit related to our credit facility at Bank SinoPac and a $400,000 payment made to one of our stockholders in exchange for services rendered in connection with the acquisition of AuraSound.

Cash flows provided by financing activities for the fiscal year ending June 30, 2008 totaled $1,828,584 and consisted of advances on our credit facility and advances from an entity controlled by Mr. Liu, partially offset by the payment of certain notes and accrued interest thereon. For the fiscal year ended June 30, 2007, cash flow provided by financing activities totaled $7,892,997 and was primarily the result of the private placement which was completed on June 7, 2007. This was partially offset by the repayment of various obligations due from AuraSound.

We had net operating loss carry-forwards of approximately $1,864,936 as of June 30, 2008, which will expire in various amounts through the year 2028. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax asset is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In June 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac. As of June 30, 2008, we had made $2.0 million in advances against the fixed deposit credit facility and $145,477 against the accounts receivable facility. As of June 30, 2008, we were in technical default of certain ratio covenants contained in the credit facility agreements with Bank Sinopac. The original term of our credit facility ended on June 15, 2008 and we are in the process of negotiating an extension and/or a renewal.

Currently, our most significant challenge is finding the funding necessary to complete our product sampling approval cycles necessary for generating significant orders. At June 30, 2008 we had cash and cash equivalents of $72,559. On a monthly basis, we use approximately $150,000 in cash. At this time our core customers do not generate sufficient cash flow to maintain our operations. Due to the supply issues we experienced during the past twelve months, we missed the window of opportunity for providing product for the manufacture of 2008 models, so we must find the financing to maintain our operations until the 2009 models begin their production cycles. We have and continue to explore various alternatives, such as short-term bridge financing, the sale of our securities, joint venture participants or the sale of an interest in the Company. If we are unable to secure the funding necessary to maintain our operations, we will be unable to continue to operate.

As of September 25, 2008, the Company had repaid all amounts due under the accounts receivable credit facility with Bank SinoPac and had repaid the $2.0 million in loans plus accrued interest thereon which had been made to the Company by Bank SinoPac under the deposit credit facility by collecting the restricted cash deposit totaling $2.0 million plus accrued interest thereon and applying the amount received to repay the debt. The restricted cash deposit was the primary security for the deposit credit facility.

INFLATION

Management believes that inflation generally causes an increase in sales prices which offsets the unfavorable effect of inflation on the cost of products sold and other operating expenses. Accordingly, except for the possible unfavorable impact on interest rates in connection with any debt we may incur, management believes that inflation will have no significant effect on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item 8 is hereby incorporated by reference from the Company's Financial Statements beginning at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Report on Internal Control over Financial Reporting

Our Chief Executive Officer, who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believes that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Year Became an Executive Officer or Director	Position(s)
Arthur Liu	68	2007	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Amy Liu	32	2007	Director
Robert Pearson	72	2008	Director
Judie Rothenberger	61	2008	Director
Donald North	34	2007	Vice President of Engineering

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

Robert C. Pearson, Director - Mr. Pearson became a director in January 2008.  He joined RENN Capital Group in April 1997 and is currently its Senior Vice President-Investments.  From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by RENN Capital Group.  From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues.  Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments where he served in several positions including Vice President-Controller and later as Vice President-Finance.  Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan.  He is currently a director of CaminoSoft Corporation, Riptide Worldwide, Vertical Branding and Simtek Corporation, all of which are publicly held.  He is also a director of eOriginal, Inc., a privately held company.

Judie Rothenberger, Director and Secretary - Ms. Rothenberger became a member of our board of directors and our Secretary in January 2008. Ms Rothenberger is the President and Chief Executive Officer of Inseat Solutions, LLC (“Inseat”). Inseat is a privately held research and development company controlled by our Chief Executive Officer, Arthur Liu, which specializes in components for massage and heating systems. Inseat supplies systems and components to several industries including residential furniture, mattresses, office furniture, airlines and the automotive industry. From January 2003 through December 2006, Ms. Rothenberger served as the Administration & Operations Executive/Director of Airline Programs for Inseat. From May 2000 until January 2003, Ms. Rothenberger served as Inseat’s Business Manager/Administration Executive.

Donald North, Vice President of Engineering - Mr. North became our Vice President of Engineering on June 7, 2007 in connection with our acquisition of AuraSound. Mr. North has served as AuraSound’s Engineering Director since 2005. Prior to his current position at AuraSound, Mr. North was a Loudspeaker Design Engineer at Harman International from 1999 to 2000 and served as a Transducer Engineer at AuraSound from 1995 to 1999. Mr. North began his career as an engineer for Boston Acoustics in 1995. Mr. North is the inventor of the Whisper transducer and has served as the lead project engineer and project manager for the R&D teams responsible for the creation of several AuraSound product lines including the Mobile Reference series of woofers and Monster Cable’s M Design series of home theater loudspeakers. Mr. North graduated from California Institute of Technology in 1994 with a B.S. in Engineering and Applied Science.

Board Composition

We do not have specific minimum qualifications that a person must meet in order to serve on our board of directors. We seek out individuals who would be able to guide our operations based on a number of traits including, but not limited to, business experience, knowledge of our industry, education and familiarity with operating a public company. To date, we have not paid any third parties to assist us in finding suitable candidates to serve as directors. We have not received a director-nominee recommendation from any stockholder, other than Bartly J. Loethen, who controls one of our minority stockholders and who was our former sole officer and director, and Arthur Liu. Mr. Loethen made his recommendation in connection with our acquisition of AuraSound.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees/Audit Committee Financial Expert

We do not currently have a compensation committee, audit committee, or nominating and corporate governance committee. The functions customarily delegated to these committees have been performed by the board of directors. Our board of directors has not made a determination as to whether any of our directors would qualify as an audit committee financial expert. Until we have the financial resources to pay an audit committee financial expert, we do not expect to be able to attract or retain the services of an individual with such knowledge and experience.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended June 30, 2008, Mr. Arthur Liu, Ms. Amy Liu and Mr. Donald North failed to file their Initial Statement of Beneficial Ownership (Form 3) on a timely basis.

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

Nomination of Directors

We do not have procedures in place whereby security holders may recommend nominees to our board of directors and there has been no change to this during the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the compensation paid to the named executive officers reflecting total compensation paid after our acquisition of AuraSound on June 7, 2007 (for the year ended June 30, 2007) and during our fiscal year ended June 30, 2008.

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen-sation Earnings ($)	Other Comp ($)	Total ($)
Arthur Liu, Chief Executive Officer	2007(1)	$13,846	0	0	0	0	0	0	$13,846
and President	2008	$360,000							$360,000

Donald North, Vice President	2007(1)	$8,550							$8,550
Of Engineering	2008	$102,600	0	0	0	0	0	0	$102,600

(1) The 2007 fiscal year began on June 7, 2007 and ended on June 30, 2007.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.

Employment Agreements

We have no employment agreements with any of our executive officers. In addition, there have been no options granted to any executive officer.

Discussion of Compensation

In setting the compensation for our executive officers, our board of directors looked at their responsibilities, at salaries paid to others in businesses comparable to ours, at their experience and at our ability to replace them. We expect the salaries of our executive officers to remain relatively constant unless their responsibilities are materially changed.

Bonuses may used to reward exceptional performance, either by the individual or by the company. Bonuses are discretionary. No bonuses were granted to our executive officers during the last fiscal year.

Board Compensation

Our directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings. In addition, there have been no options granted to any director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to our shares of common stock beneficially owned as of September 26, 2008 by: (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Unless otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock. Common stock beneficially owned and percentage ownership are based on 28,071,972 shares outstanding.

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned(1)		Percentage of Common Stock Beneficially Owned(1)
Arthur Liu (3)	14,838,639		49.9%
Amy Liu	0		0%
Robert Pearson Judie Rothenberger	0 0		0 0	% %
Donald North	0		0%
Vision Opportunity Master Fund, LTD 20 W. 55 th Street, 5 th Floor New York, NY 10019	15,000,000	(4)	42.2%
Renaissance US Growth Investment Trust PLC8080 N. Central Expressway, Suite 210, LB 59 Dallas, TX 75206	4,000,000	(5)	13.3%
Funds to which RENN Capital Group serves as investment advisor (which includes Renaissance US Growth Investment Trust PLC)	9,000,000	(6)	27.6%
All Directors and Officers as a group (5 persons)	14,838,639		49.9%

(1)
Information in this table regarding directors and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares.

(2)	The address for our officers and directors is c/o AuraSound, Inc., 11839 East Smith Avenue, Santa Fe Springs, CA 90670, unless otherwise indicated.
(3)
All of the securities owned by Arthur Liu were subject to a two-year lock-up commencing on August 1, 2007, except with respect to charitable gifts or for estate planning purposes. This agreement was entered into in conjunction with the private offering that initially closed on June 7, 2007. This provision was reduced to one year in January 2008. Includes 1,666,667 common shares and 1,666,667 warrants issued to Inseat Solutions LLC, an entity controlled by Mr. Liu on October 15, 2007.

(4)
Vision Opportunity Master Fund, LTD acquired these securities pursuant to our private placement on June 7, 2007. Includes 2,000,000 shares of our common stock directly owned and also includes 7,500,000 shares of our common stock issuable upon exercise of a five-year warrant at an exercise price of $1.50 per share.

(5)
Includes 2,000,000 shares of our common stock directly owned and also includes 2,000,000 shares of our common stock issuable upon exercise of five-year warrants, at an exercise price of $1.50 per share. Russell Cleveland, Director of Renaissance US Growth Investment Trust PLC, is deemed to have sole voting and disposition power over these securities. RENN Capital Group serves as investment advisor to Renaissance US Growth Investment Trust PLC. These securities are also included in the information included in this table relating to the security ownership of funds to which RENN Capital Group is an investment advisor.

(6)
Funds to which RENN Capital Group is an investment advisor acquired these securities pursuant to our private placement on June 7, 2007. The acquisitions were made as follows: (i) each of Renaissance Capital Growth & Income Fund III Inc. and BFS US Special Opportunities Trust PLC each own 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share and (ii) Renaissance US Growth Investment Trust PLC owns 2,000,000 shares of our common stock and a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $1.50 per share. (iii) Premier RENN US Emerging Growth Fund owns 500,000 shares of our common stock and a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share. In all cases the warrant to purchase shares of our common stock expires on June 7, 2012, the right to purchase shares of our common stock expired on June 7, 2008. RENN Capital Group disclaims ownership of these securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Board Independence

Our board of directors presently consists of Mr. Arthur Liu, an executive officer, Ms. Amy Liu, his daughter, Ms Judie Rothenberger and Mr. Robert Pearson. While our common stock is not traded on any exchange, we have used Section 121A of the Rules of the American Stock Exchange to determine if our directors are “independent.” Using the definition of “independent” as set forth in Section 121A, we have determined that we have no independent directors.

Related Party Transactions

Long term notes payable at June 30, 2008 consist of notes payable to InSeat Solutions LLC, an entity controlled by Arthur Liu. These notes were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the period ended June 30, 2008 and 2007 amounted to $115,122 and $16,964 respectively. In conjunction with the private placement it undertook on June 7, 2007, the Company agreed that it would not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of a management fee accrual to the related party.  The balance due to InSeat Solutions LLC as of June 30, 2008 amounted to $1,173,029. As of June 30, 2008, the accrued interest on the notes payable to this related party amounted to $23,880 and is reflected in accrued expenses on the accompanying financials.

On October 15, 2007, the Company exchanged $2,500,000 of related party debt owing to InSeat Solutions LLC, including accrued interest thereon, into 1,666,667 units. Each unit consisted of one share of the Company’s $0.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. On the exchange date, fair value of the stock was $.51 per share for a total amount of $850,000. The fair market value of the warrants was $126,758 calculated using the Black-Scholes model using the following assumptions: discount rate of 4.40%, volatility of 15% and expected term of one year. As the transaction was accounted for a related party controlling both the entities, the gain on exchange has been credited to paid in capital

We have a management contract with InSeat Solutions, LLC. We have accrued a total management fee of $240,000, for the year ended June 30, 2008 for services provided to us by this entity, of which $60,000 remains unpaid as of June 30, 2008.

We share office space with InSeat Solutions, LLC and have agreed to pay 40% of the rent commitment. For the period ended June 30, 2008 this amount totaled $79,892, of which $39,132 remains unpaid as of June 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees estimated to be billed for the fiscal year ended June 30, 2008 for professional services rendered by our principal accountants for the audit of our annual financial statements is $45,000, of which $20,000 had already been paid as of the date of filing this report. The aggregate fees billed for the fiscal year ended June 30, 2007 were $40,000.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal year ended June 30, 2008 for professional services rendered by our principal accountants for the review of the financial statements included in our quarterly reports on Form 10-QSB and other services provided by the accountants in connection with statutory and regulatory filings were $80,000. The aggregate fees billed for the fiscal year ended June 30, 2007 were $2,550.

TAX FEES

The aggregate fees billed for the fiscal year ended June 30, 2008 for professional services rendered by our principal accountants for tax advice was $7,000. No fees were billed or paid for tax advice for the fiscal year ended June 30, 2007.

ALL OTHER ACCOUNTANT FEES

No fees were billed or paid for other professional services rendered by our principal accountants for the fiscal years ended June 30, 2008 and June 30, 2007.

ITEM 15.	EXHIBITS.

Exhibit Number	Description
2.1
Amended and Restated Agreement and Plan of Share Exchange dated June 7, 2007 among AuraSound, Inc. and the shareholders of AuraSound, Inc. on the one hand, and Hemcure, Inc., Bartly J. Loethen and Synergy Business Consulting LLC, on the other hand (1)

3.1	Articles of Incorporation (2)
3.2	By-Laws (1)
4.1	Specimen Certificate of Common Stock (3)
4.2	Form of Warrant issued to GP Group, LLC(4)
4.3	Form of Warrant issued to former warrant holders of AuraSound(4)
4.4	Form of Warrant issued to investors in our Unit Offering closed on June 7, 2007 (1)
4.5	AuraSound, Inc. 12% Promissory Note , dated December 29, 2006 , in the amount of $750,000 issued to Mapleridge Insurance Services(4)
4.6	AuraSound, Inc. 10% Promissory Note , dated January 29, 2007 , in the amount of $500,000 issued to Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)
4.7	AuraSound, Inc. 12% Promissory Note , dated February 5, 2007 , in the amount of $500,000 issued to Apex Investment Fund, Ltd.(4)
4.8	AuraSound, Inc. 12% Promissory Note , dated April 2, 2007 , in the amount of $500,000 issued to Clearview Partners, LLC,(4)
4.9	AuraSound, Inc. 12% Promissory Note , dated February 14, 2007 , in the amount of $200,000 issued to YKA Partners, Ltd.(4)
10.1	Form of Subscription Agreement for investors in our Unit Offering closed on June 7, 2007(1)
10.2	Lock-up Agreement dated June 7, 2007 executed by Arthur Liu (1)
10.3	Loan Agreement dated December 29, 2006 between AuraSound, Inc. and Mapleridge Insurance Services(4)
10.4	Loan Agreement dated January 29, 2007 between AuraSound, Inc. and Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)
10.5	Security Agreement dated January 29, 2007 between AuraSound, Inc. and Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)
10.6	Intercreditor Agreement dated January 29, 2007 between Mapleridge Insurance Services and Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)

Exhibit Number	Description
10.7	Loan Agreement dated February 5, 2007 between AuraSound, Inc. and Apex Investment Fund, Ltd.(4)
10.8	Security Agreement dated February 5, 2007 between AuraSound, Inc. and Apex Investment Fund, Ltd.(4)
10.9	Loan Agreement dated April 2, 2007 between AuraSound, Inc. and Clearview Partners, LLC(4)
10.10	Loan Agreement dated February 14, 2007 between AuraSound, Inc. and YKA Partners, Ltd.(4)
10.11	$10.0 Accounts Receivable credit facility with Bank SinoPac(4)
10.12	$2.0 million Letter of Credit facility with Bank SinoPac(4)
10.13	Agreement to Convert Debt dated October 15, 2007 between the registrant and Arthur Liu(5)
10.14	Manufacturing Agreement entered into between AuraSound, Inc. and Guoguang Electronic Co., Ltd. on December 12, 2007(6)
10.15	Promissory Note dated March 3, 2008 in the amount of $461,080 in favor of InSeat Solutions, Inc.(7)
21	Subsidiaries of Registrant(8)
31	Certification of President/Chief Executive Officer and Principal Accounting and Finance Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934(8)
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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
(5) Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007.
(6) Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.
(7) Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2008.
(8) Filed herewith.

AURASOUND, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F1

Consolidated Financial Statements:
Consolidated Balance Sheet as of June 30, 2008	F2
Consolidated Statements of Operations for the Years Ended June 30, 2008 and 2007	F3
Consolidated Statements of Stockholders’ Equity/Deficit for the Years Ended June 30, 2008 and 2007	F4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007	F5
Notes to Consolidated Financial Statements	F6 to F16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AuraSound, Inc.

We have audited the accompanying consolidated balance sheet of AuraSound, Inc. (a Nevada corporation) as of June 30, 2008, and related consolidated statements of operations, stockholder’s (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuraSound, Inc. as of June 30, 2008, and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the year ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2008, the Company incurred net losses of $26,458,932 In addition, the Company had negative cash flow from operating activities amounting $3,258,289 for the year ended June 30, 2008. These factors, among others, as discussed in Note 11 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
September 25, 2008

 AURASOUND, INC.
(FORMERLY HEMCURE, INC.)
CONSOLIDATED BALANCE SHEET
June 30, 2008

ASSETS
Current Assets
Cash and cash equivalents	$72,559
Restricted cash	2,000,000
Accounts receivable, net	301,562
Inventories, net	365,444
Other current assets	99,672
Total Current Assets	2,839,237
Property and equipment - net	100,832

Total Assets	$2,940,069

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable	924,612
Accrued expenses	301,663
Line of credit	2,000,000
Factoring payable	145,477
Due to affiliate	99,132
Notes payable-related party	1,173,029
Total Liabilities	4,643,913

Commitments and Contingencies	-

Stockholder's Equity
Preferred stock, $0.01 par value, 20,000,000 shares Authorized, none issued and outstanding	-
Common stock, $0.01 par value, 100,000,000 shares Authorized, 28,071,972 shares issued and outstanding	280,720
Additional paid In capital	31,044,476
Accumulated deficit	(33,029,040)
Total Stockholder's deficit	(1,703,844)
Total Liabilities and Stockholder's deficit	$2,940,069

The accompanying notes are an integral part of these consolidated financial statements.

AURASOUND, INC.
(FORMERLY HEMCURE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net Revenue	$1,888,692	$208,988

Cost of sales	2,057,878	307,508

Gross Loss	(169,186)	(98,520)

Operating expenses
Research & development	1,217,994	51,699
Selling, general and administrative expenses	4,251,159	565,123
Impairment of intangible assets	20,395,215	-
Advance to vendors written off	341,406	3,066,476
Total operating expenses	26,205,775	3,683,298

Loss from operations	(26,374,961)	(3,781,818)

Other Expense
Interest expense (net)	83,971	27,442
Net Loss	$(26,458,932)	$(3,809,260)

Basic & diluted net income (loss) per share	$(1.18)	$(4.65)

Weighted average shares of share capital outstanding - basic & diluted	22,478,758	818,877

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Capital Stock
	Shares	Amount	Paid In Capital	Shares to be issued	Accumulated Deficit	Total Stockholder's Equity(Deficit)
Balance June 30, 2006	563,695	$5,637	$2,754,654	$-	$(2,760,848)	$(557)

Issuance of shares for services	206,829	2,068	204,761	-	-	206,829
Issuance of shares for acquisition	-	-	-	11,505,305	-	11,505,305
Private placement shares	-	-	-	11,674,741	-	11,674,741
Warrants granted for acquisition	-	-	1,541,976	-	-	1,541,976
Issued for the merger	1,229,476	12,295	1,217,181	-	-	1,229,476
Net loss for the fiscal year ended June 30, 2007	-	-	-	-	(3,809,260)	(3,809,260)
Balance June 30, 2007	2,000,000	20,000	5,718,572	23,180,046	(6,570,108)	22,348,510

Issuance of shares committed in prior year	11,505,305	115,053	11,390,252	(11,505,305)	-	-
Private placement shares-cash received in prior year	12,900,000	129,000	11,452,319	(11,674,741)	-	(93,422)
Issuance for exchange of debt	1,666,667	16,667	2,483,333	-	-	2,500,000
Net loss for the year ended June 30, 2008	-	-	-	-	(26,458,932)	(26,458,932)
Balance June 30, 2008	28,071,972	$280,720	$31,044,476	$-	$(33,029,040)	$(1,703,844)

The accompanying notes are an integral part of these consolidated financial statements

 AURASOUND, INC
(FORMERLY, HEMCURE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,458,932)	$(3,809,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,181,314	181,120
Provision for bad debt	96,170	74,155
Provision for obsolete inventory	78,645	-
Impairment of intangible assets	20,395,215	-
Issuance of stock for services	-	206,829
(Increase) / decrease in assets:
Accounts receivable	135,165	(103,319)
Inventories	(295,666)	33,843
Other current assets	(99,672)	-
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	709,473	(465,914)
Total adjustments	23,200,643	(73,285)
Net cash used in operations	(3,258,289)	(3,882,545)
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	-	(2,000,000)
Acquisition of subsidiary	-	(400,000)
Investment in fixed assets	(108,688)
Net cash used in investing activities	(108,688)	(2,400,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on credit facility	2,145,477	-
Proceeds of related party notes payable	365,397	-
Payment on loans payable	(688,000)	(3,781,744)
Proceeds from affiliate	99,132	-
Issuance of shares	-	11,674,741
Private placement fee	(93,422)	-
Net cash provided by financing activities	1,828,584	7,892,997

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,538,393)	1,610,452
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,610,952	500
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$72,559	$1,610,952

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$78,074	$156,637
Income tax payments	$-	$-
Non-cash transactions
Issuance of common stock to be issued for purchase of business	$-	$11,505,305
Issuance of common stock to facilitators of acquisition	$-	$1,229,476
Issuance of warrants relating to purchase of business	$-	$1,541,976
Shares issued for related party notes payable	$2,500,000	$-

The   accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Hemcure, Inc. (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components using electromagnetic technology. The Company, through it’s acquisition of Aura Sound, became an operating entity and is no longer a development stage entity. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

Basis of Presentation

Prior to June 7, 2007, the Company did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 common stock issued for the acquisition has been valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141. The operating results for the period ended June 30, 2007 include the operating results of AuraSound, Inc. for the period between June 7, 2007 (the acquisition date) and June 30, 2007. The operating results for the period ended June 30, 2008 include the operating results of AuraSound, Inc. for the full twelve month period.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of June 30, 2008 the allowance for doubtful accounts amounted to $255,864.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of June 30, 2008 the allowance for obsolescence amounted to $78,645.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
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

Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets. As of June 30, 2008, the Company had net property, plant and equipment in the amount of $100,832 consisting of the following:

Machinery & Equipment	$2,850
Tooling	105,193
Computer Equipment	645
Accumulated Depreciation	(7,856)
Total	$100,832

The Company utilizes a facility leased from a related party.

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142. As a result of such assessment at June 30, 2008, Management determined that goodwill had been impaired due to insufficient undiscounted future cash flows to assure recovery of the carrying value of such assets (see note 13).

Intangible Assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. In accordance with SFAS 144, an evalution was made of the Company’s intangible assets at June 30, 2008 and it was determined the such assets had been impaired due to insufficient undiscounted future cash flows to assure recovery of the carrying value of such assets. At June 30, 2008, the Company impaired the following:

Proprietary Technology	$9,034,886
Customer relationships	$3,791,198
Trade name assets	$568,680
$13,394,765
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

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
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

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended June 30, 2008 and 2007.

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at June 30, 2008.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as the Company consists of one reportable business segment as of June 30, 2008 and 2007.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2008, the Company had 245,000 potentially dilutive warrant shares outstanding.

Stock-based compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, which applies the fair-value method of accounting for stock-based compensation plans. In accordance with this standard, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), “Accounting for Certain Transactions Involving Stock Compensation.” Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, “Accounting for Stock-Based Compensation”. Interpretation 44 became effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company’s financial statements.

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

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the Company’s consolidated financial statements.

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the Company’s consolidated financial statements.

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Reclassifications:

For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - INVENTORIES

Inventories at June 30, 2008 consisted of the following:

Raw materials	$10,050
Finished goods	434,039
Provision for obsolescence	(78,645)
Total	$365,444

NOTE 4 -ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2008:
Accrued consulting fees	$236,359
Accrued Interest	37,138
Accrued Payroll and others	28,166
Total	$301,663

NOTE 5- DEBT AGREEMENTS & RESTRICTED CASH

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million fixed deposit credit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes bears interest at the rate of prime minus .5%. The letter of credit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. The Company was not in compliance of certain covenants as of June 30, 2008. As of June 30, 2008, $2,,000,000 had been drawn from this facility.

Pursuant to the credit facility, the Company has also pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. This balance has been recorded as a restricted cash balance in the accompanying financials.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Factoring payable

At June 30, 2008, the factoring charge amounted to one half of one percent (.50%) of the gross amount of Accounts Receivable assigned to Factor on a non-recourse basis. In addition all accounts factored on a recourse basis Company shall pay the Factor fifteen hundreths of one percent (.15%) of the gross amount of Accounts Receivable assigned. The Company’s obligations to the bank are collateralized by all of the Company’s present and future tangible and intangible assets including documents, instruments, chattel paper, returned or repossessed goods and all books and records and proceeds of the foregoing. The advances for the factored receivables are made pursuant to the revolving credit and security agreement, which expires on the first Anniversary Date unless terminated earlier by Factor upon the occurrence of an Event of Default. This agreement shall be automatically renewed each year on the Anniversary Date for an additional one year term unless Company or Factor provides the other written notice of non-renewal of this agreement. There are no specific covenants attached to the credit line except a $20.00 wire fee per transaction. As of June 30, 2008 the Factor Payable amounted to $145,477.

Notes payable

During the year ended June 30, 2007, the Company issued promissory notes in the principal amount of $688,000 to certain investors. The notes were secured against the assets of the Company pursuant to a security agreement. All the notes accrued interest at the rate of 9% per annum with the principal and interest due on demand. The Company accrued interest of $64,108 on these notes through June 30, 2007. On August 1, 2007 the principal and all interest accrued thereon was paid in full.

NOTE 6 - RELATED PARTY TRANSACTIONS AND COMMITMENT

The Company pays $20,000 per month as a management fee to an entity owned by our Chairman of the Board of directors, Mr. Arthur Liu, for the services provided such as accounting, shipping and receiving, and, general administrative. The Company paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation is 40% of the rent payable by the related entity to the landlord. The annual rent commitment to the landlord is as follows:

Year ended	Amount
June 30, 2008	$79,892
June 30, 2009	$80,038
June 30, 2010	$82,205

The lease will expire on July 31, 2013.  The Company is not a party to the lease.

As of June 30, 2008, the total amount of $99,132 was due to the affiliate, on demand and non interest bearing.

Notes payable at June 30, 2008 consist of notes payable to an entity controlled by our Chief Executive Officer and Chairman. These notes were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009 or on demand. Interest expense for the period ended June 30, 2008 and 2007 amounted to $115,122 and $16,964 respectively. In conjunction with the private placement it undertook on June 7, 2007, the Company agreed that it would not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of a management fee accrual to the related party. On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. Each unit consisted of one share of the Company’s $0.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. On the exchange date, fair value of the stock was $.51 per share for a total amount of $850,000. The fair market value of the warrants was $126,758 calculated using the Black-Scholes model using the following assumptions: discount rate of 4.40%, volatility of 15% and expected term of one year. As the transction was accounted for a realated party controlling both the entities, the gain on exchange has been credited to paid in capital. The balance due to this related party as of June 30, 2008 amounted to $1,173,029 and is reflected in notes payable to related party on the accompanying financials. As of June 30, 2008, the accrued interest on the notes payable to this related party amounted to $23,880 and is reflected in accrued expenses on the accompanying financials.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

At June 30, 2008, the Company was authorized to issue 20,000,000 shares of $0.01 par value preferred stock and 100,000,000 shares of $0.01 par value common stock. As of June 30, 2008 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of June 30, 2008.

On February 20, 2007, the Company issued 206,829 shares of common stock to Mr. Bartley Loethen as consideration for legal services rendered. The shares were recorded at the fair market value of $206,829.

On June 7, 2007, the Company completed the $12.9 million private placement of units and recorded 12,900,000 shares of its $0.01 par value common stock to be issued to investors. Each unit sold was comprised of 1 share and 1 warrant. The shares were issued in August, 2007. Investors of $3,000,000 or more have the option to purchase additional units, each unit consisting of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share. The number of units which may be purchased is equal to 50% of the dollar amount invested by such investor at a price of $1.35 per unit and is only available for a period of 12 months from the initial closing date of the private placement. We reserved 8,888,888 shares of our common stock underlying such options. As of June 7, 2008, these options expired and it is no longer appropriate to provide a reserve for these options.

Also on June 7, 2007, the Company acquired AuraSound, Inc. for 11,505,305 shares of its $0.01 par value common stock as consideration for such acquisition. The shares were valued at the fair market value and were recorded as shares to be issued as of June 30, 2007 because the shares had not been issued as of that date. The shares were subsequently issued in October 2007. The Company also issued 1,229,476 to the facilitators of the acquisition transaction as a success fee. These shares were also valued at the fair market value of $1,229,476.

On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units (Note 6)

NOTE 8 - STOCK OPTIONS AND WARRANTS

On June 7, 2007 in conjunction with the private placement and the acquisition of AuraSound, Inc., the Company reserved 25,233,888 common shares for issuance in respect of:

Options:

Investors of $3,000,000 or more in the private placement that closed on June 7, 2007 have the option to purchase additional units, each unit consisting of one share of our common stock and a five-year warrant to purchase one shares of our common stock at an exercise price of $1.50 per share. The number of units which may be purchased is equal to 50% of the dollar amount invested by such investor at a price of $1.35 per unit and is only available for a period of 12 months from the initial closing date of the private placement. We reserved 8,888,888 shares of our common stock underlying such options and the warrants which would have been granted if the options had been exercised. The value of the options of $378,424 was calculated using the Black-Scholes model using the following assumptions: discount rate of 4%, volatility of 44% and expected term of one year. All options lapsed and were cancelled at the beginning of business on June 8, 2008.

The following table summarizes information about stock options at June 30, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2007	4,444,444	$1.35	1 year	$6,000,000

Exercised	-	-
Cancelled on June 8, 2008	4,444,444	$1.35

Outstanding June 30, 2008	-	$-	-	$-

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants:

Following is a summary of the status of warrants outstanding at June 30, 2008:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.8	245,000	$73,500
$1.00	3,200,000	60	$1	3,200,000	$320,000
$1.50	14,566,667	60	$1.5	14,566,667	-
	18,011,667			18,011,667	$393,500

The following table summarizes the activity for all stock warrants outstanding at June 30, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2007	16,346,000	$1.39	3.94 years	$393,500
Granted	1,666,667	1.5	4.30 years	-
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2008	18,011,667	$1.4	3.97 years	$393,500

The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.40%, volatility of 25% and expected term of five years.

NOTE 9 - INCOME TAXES

The Company did not record any income tax expense due to net loss during the year ended June 30, 2008 and 2007. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the years ended June 30, 2008 and 2007:

	2008	2007
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	—%	—%

The following table summarizes the significant components of the Company's deferred tax asset at June 30, 2008, and 2007:

	2008	2007
Deferred tax asset due net operating loss:	$10,132,000	$276,992
Valuation allowance	(10,132,000)	(276,992)
Net deferred tax asset	$--	$--

The Company recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At June 30, 2008, the Company had net operating loss carryforwards of approximately $24,019,000, which expire through June 30, 2028. Certain of the NOL is subject to a restriction under section 382 of the Internal Revenue Code, whereby the amount which may be reflected in any one year is limited.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACQUISITION

On June 6, 2007, the Company acquired AuraSound, Inc. (“AuraSound”). AuraSound designs, and markets premium audio products, including the micro-audio products designed for applications such as computers, cell phones, televisions and other miniature speaker devices. The purchase price paid by the Company was $12,958,757, which consisted of 11,505,305 shares of common stock having an aggregate value of $11,505,305 and 3,445,000 replacement warrants, to lenders and consultants of Aura Sound, valued at the fair market value of $1,453,452. To fund the operations of AuraSound, Inc. and payoff certain bridge loans and other specified obligations relating to the acquisition of AuraSound, Inc., the Company completed a $12.9 million private placement.

The Company incurred transaction costs of $400,000 and issued 1,229,476 shares of common stock to the facilitators of the transaction. The transaction has been accounted for as a purchase, and accordingly, the results of operations have been included in the statement of operations from the date of acquisition. The allocations of the fair values of assets and liabilities were based upon an independent consultant’s appraisal of such values. The excess of the purchase price over the value of the acquired assets was $7,000,451 and is classified as goodwill.

A summary of the allocation of the purchase price is as follows:

Accounts receivables	$503,733
Inventories	182,264
Proprietary technology	10,449,990
Customer relationships	4,626,548
Trademarks	672,806
Total Assets	$16,435,341
Accounts payable and accrued liabilities	$1,744,690
Notes payable	7,014,345
Total liabilities	$8,759,035
Net asset acquired	$7,676,306

Consideration paid:
Total cost of investment	$14,676,757
Goodwill	$7,000,451

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of AuraSound, Inc. had occurred at July 1, 2006 and 2005:

	June 30, 2007	June 30, 2006
Sales	$2,497,823	$1,795,783
Net income	$(2,459,241)	$(1,138,006)
Net income per share - basic and diluted	$(1.23)	$(2.02)

As disclosed in Note 13, the Company has impaired the goodwill at June 30, 2008

NOTE 11- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2008 and 2007, the Company incurred losses of $26,458,932 and $3,809,260, respectively. The Company had an accumulated deficit of $33,029,040 as of June 30, 2008. The increased loss from operations resulted primarily from the amortization of the intangible assets which totaled $2,181,314 and the $20,395,215 non-cash charge relating to the impairment of the intangible assets at June 30, 2008. $3,066,477 of the loss incurred during the fiscal year ended June 30, 2007 and $341,406 of the loss incurred during the fiscal year ended June 30, 2008 related to expenses incurred in connection with advances to Grandford Holdings.. In light of the problems experienced by the Company in establishing a primary supplier, there is no certainty that the Company will be able to provide the quality and timely deliveries required by our customers. As disclosed in Note 5, the Company was not in compliance with certain covenants related to its line of credit as of June 30, 2008.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2007, the Company completed a $12.9 million private placement aimed at providing sufficient funds to establish AuraSound as a significant source for speakers designed for notebook computers and cell phones in addition to its already established home entertainment line of speakers. Immediately following the closing, approximately $1.8 million was used to pay the expenses related to the offering, approximately $4.4 million was used to pay-off certain bridge loans, including interest, and $2 million was deposited into an account with our primary bank, in accordance with the terms of a lending agreement. In addition, in order to ramp-up production at the manufacturer in China, we established a prepayment policy with Grandford Holdings, Ltd., then the company’s long-term supplier, and sent $4.2 million to Grandford Holdings, Ltd. during June and July 2007 for the purchase of inventory, engineering services, tools, jigs, dies and special equipment. The remaining $.5 million, $2.0 million drawn on the deposit credit facility and an additional $635,000 loaned to us by Arthur Liu, our Chief Executive Officer, Chairman of the board of directors, and our largest stockholder, has been used to fund the establishment of offices in Hong Kong, Taiwan, Shanghai and Japan and to cover overhead at the corporate offices in Santa Fe Springs, California through July 2008. The Company continues to depend on Mr. Liu for additional support.

NOTE 12  MAJOR CUSTOMERS AND MAJOR VENDORS

The Company had two major customers during the year ended June 30, 2008 which accounted for 26% of its sales. The Company had three major customers during the year ended June 30, 2007 which accounted for 81% of its sales. The receivables due from these customers as of June 30, 2008 and 2007 totaled $100,681 and $170,629 respectively.

The Company had one major vendor during the year ended June 30, 2008 which accounted for 97% of the Company’s purchases. During the year ended June 30, 2007 one major vendor accounted for 96% of the Company’s purchases. As of June 30, 2007, the Company had made advance payments totaling $3,066,477 to that supplier for tools, jigs, molds and raw materials relating to products being manufactured for the Company. During September 2007, we determined that there were significant performance issues with the supplier which we attempted to resolve. As a result of the continuing poor performance the Company discontinued its’ relationship with the supplier and expensed $3,066,477 of advance payments in the period ended June 30, 2007 and $341,406 during the fiscal year ended June 30, 2008. As a solution, the Company established a new primary supplier (GGEC) which begin producing our audio products in March 2008.

NOTE 13   IMPAIRMENT OF GOODWILL

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the acquisition of Aurasound, Inc. amounted to US$7,000,451 is fully impaired as of June 30, 2008.

NOTE 14  SUBSEQUENT EVENTS

As of September 25, 2008, the Company had repaid all amounts due under the accounts receivable credit facility with Bank SinoPac and had repaid the $2.0 million in loans plus accrued interest thereon which had been made to the Company by Bank SinoPac under the deposit credit facility by collecting the restricted cash deposit totaling $2.0 million plus accrued interest thereon and applying the amount received to repay the debt. The restricted cash deposit was the primary security for the deposit credit facility.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: September 29, 2008	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Arthur Liu	Director	September 29, 2008
Arthur Liu	Chief Executive Officer, President, Principal Accounting and Finance Officer and Chairman of the Board

/s/ Amy Liu	Director	September 29, 2008
Amy Liu

/s/ Judie Rothenberger	Director	September 29, 2008
Judie Rothenberger