Form 10-Q
period 2008-09-30
AuraSound, Inc.
filed 2008-11-13
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☒  QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of November 12, 2008, the issuer had 28,071,972 shares of its common stock, $.01 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number
Aurasound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of September 30, 2008 (Unaudited)	3

Consolidated Statements of Operations - (Unaudited) For the three month periods ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows - (Unaudited) For the three month periods ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements - (Unaudited)	6

Aurasound, Inc.
Consolidated Balance Sheet
(In whole dollars)
(Unaudited)

September 30, 2008
Assets
Current assets
Cash and cash equivalents	$178,702
Accounts receivable, net	162,623
Inventory, net	357,758
Total current assets	699,083

Property and equipment - net	96,925

Total Assets	$796,008

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,110,419
Accrued expenses	503,641
Loan Payable	150,421
Due to affiliate	179,132
Due related party	25,000
Notes payable-related party	1,298,692
Total Liabilities	3,267,305

Stockholders' deficit
Preferred stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding.	-
Common stock, $.01 par value, 100,000,000 shares authorized 28,071,972 issued and outstanding	280,720
Additional paid-in capital	31,044,476
Accumulated deficit	(33,796,493)
Total Stockholders' Deficit	(2,471,297)

Total Liabilities and Stockholders' Deficit	$796,008

See accompanying notes to unaudited consolidated financial statements.

Aurasound, Inc.
Consolidated Statement of Operations
(In whole dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2008	2007

Net Revenue	$211,629	$763,800

Cost of sales	194,155	886,830

Gross profit (loss)	17,474	(123,030)

Research & development expenses	289,095	305,477
General and administrative expenses	456,851	1,140,910
Advance to vendors written off	-	341,406
Total operating expenses	745,946	1,787,793

Loss from operations	(728,471)	(1,910,823)

Interest expense (net)	38,981	58,465

Net loss	$(767,453)	$(1,969,288)

Net loss per common share

Basic and Diluted	$(0.03)	$(0.13)

Weighted average shares issued and outstanding

Basic and Diluted	28,071,972	14,900,000

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

See accompanying notes to unaudited consolidated financial statements.

Aurasound, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(767,453)	$(1,969,288)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,907	543,725
Provision for obsolete inventory	-	34,624
(Increase) decrease in current assets:
Accounts receivable	138,939	(236,933)
Inventory	7,686	(26,603)
Other	99,672
Increase (decrease) in current liabilities:
Accounts payable	185,807	153,880
Accrued expenses	201,978	(80,374)
Due to affiliate	80,000	-
Net cash used in operating activities	(49,464)	(1,580,969)

Cash flows from investing activities
Purchase of fixed assets	-	(16,285)
Net cash used in investing activities	-	(16,285)
Cash flows from financing activities
Repayments of amounts advanced under line of credit	(2,145,477)	1,300,000
Repayments of notes payable	-	(688,000)
Proceeds from restricted cash	2,000,000
Proceeds of related party notes payable	149,982	0
Repayments of related party debt	(24,319)	(425,694)
Due to related party	25,000
Loan Payable	150,421	-
Private Placement Fee	-	(93,422)

Net cash provided by financing activities	155,607	92,884

Net increase (decrease) in cash and cash equivalents	106,143	(1,504,370)
Cash and cash equivalents, beginning of period	72,559	1,610,952

Cash and cash equivalents, end of period	$178,702	$106,582

Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$16,522	$58,466
State income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Aurasound , Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Hemcure, Inc. (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components, using electromagnetic technology. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

Basis of Presentation

Prior to June 7, 2007, Aurasound, Inc. did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 shares of common stock issued for the acquisition were valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared by AuraSound, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10K. The results of the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of AuraSound, Inc.(a Nevada corporation) and its wholly owned subsidiary, AuraSound, Inc. (a California corporation). All material inter-company accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of September 30, 2008 the allowance for doubtful accounts amounted to $255,864.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of September 30, 2008, the allowance for obsolescence amounted to $78,645.

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

As of September 30, 2008, property, plant and equipment consisted of the following:

Machinery, equipment and tooling	$108,688
Accumulated depreciation	(11,763)
Total	$96,925

Depreciation expenses were $3,907 and $362 for the three month periods ended September 30, 2008 and 2007

The Company utilizes a facility leased to it by a related party.

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at September 30, 2008.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2008, the Company had 245,000 potentially dilutive warrant shares outstanding.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R was effective beginning in the Company's first quarter of the fiscal year ended June 30, 2007.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2008 consisted of the following:

Raw materials	$9,472
Finished goods	426,931
Provision for Obsolescence	(78,645)

Total	$357,758

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2008:

Accrued consulting fees	$236,359
Accrued Interest	62,635
Accrued Payroll and others	204,647
Total	$503,641

NOTE 5 - LOAN PAYABLE

On October 6, 2008, one of our vendors, GGEC, entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of September 30, 2008, GGEC had advanced $150,421 under the terms of that agreement. Such advances bear interest at 6% per annum, are secured by all the assets of AuraSound, Inc. and are payable in full plus accrued interest upon the earlier of the termination of the Agreement or the closing of the transaction contemplated by the letter of intent.

NOTE 6- DEBT AGREEMENTS

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million fixed deposit credit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes bears interest at the rate of prime minus .5%. The letter of credit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. Pursuant to the credit facility, the Company also pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. As of September 25, 2008, the Company had repaid all amounts due under the accounts receivable credit facility with Bank SinoPac and had repaid the $2.0 million in loans plus accrued interest thereon which had been made to the Company by Bank SinoPac under the deposit credit facility by collecting the restricted cash deposit totaling $2.0 million plus accrued interest thereon and applying the amount received to repay the debt. The restricted cash deposit was the primary security for the deposit credit facility.

NOTE 7- RELATED PARTY AND COMMITMENT

Notes payable at September 30, 2008 consists of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the three month period ended September 30, 2008 amounted to $25,497. Under terms of the private placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of management fee accruals to the related party.  On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. Each unit consisted of one share of the Company’s $.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. As of September 30, 2008, $1,298,692 is reflected in notes payable - related party. The accrued interest on the related party notes which amounted to $62,635 is reflected in accrued expenses on the accompanying financial statements.

The Company currently pays $30,000 per month to an entity owned by our Chairman of the board of directors, Mr. Arthur Liu, for services provided such as accounting, shipping and receiving and general administrative. The Company also paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation is 40% of the rent payable by the related entity to the landlord. The annual rent commitment to the landlord is as follows:

Year ended	Amount
June 30, 2008	$79,892
June 30, 2009	$80,038
June 30, 2010	$82,205

The lease will expire on July 31, 2013.  The Company is not a party to the lease.

As of September 30, 2008, the total amount of $179,132 was due to the affiliate for such charges. The amount is payable on demand and does not bear interest.

As of September 30, 2008, the total amount of $25,000 was due to our Chief Executive Officer and Chairman. The amount is payable on demand and does not bear interest

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

At September 30, 2008, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of September 30, 2008 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of September 30, 2008.

NOTE 9- WARRANTS

As of September 30, 2008, the Company reserved 18,011,667 shares of common stock for issuance in respect of warrants.

Following is a summary of the status of warrants outstanding at September 30, 2008:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Weighted Average Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.01	245,000	$49,000
$1.00	3,200,000	60	$0.18	3,200,000	$-
$1.50	14,566,667	60	$1.21	14,566,667	-
	18,011,667		$1.40	18,011,667	$49,000

The following table summarizes the activity for all stock warrants outstanding at September 30, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2008	18,011,667	$1.40	3.97 years	$393,500
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-

Outstanding September 30, 2008	18,011,667	$1.40	3.77 years	$49,000

NOTE 10- INCOME TAXES

The Company did not record any income tax expense due to net loss during the periods ended September 30, 2008 and 2007. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended September 30, 2008 and 2007:

	2008	2007
Expected tax benefit	34%	34%

State income taxes, net of federal benefit	6	6

Changes in valuation allowance	(40)	(40)

Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at September 30, 2008, and 2007:

	2007	2007
Deferred tax asset:	$10,437,000	$696,966

Valuation allowance	(10,437,000)	(696,966)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At September 30, 2008, the Company had net operating loss carryforwards of approximately $24,786,453, which expire through September 30, 2028. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 11- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended September 30, 2008, the Company incurred losses of $767,453. The Company had an accumulated deficit of $33,796,493 as of September 30, 2008. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to obtain additional financing, and ultimately to attain profitability.

On October 6, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China has been initiated, with approval expected to take three to six months. In the event that regulatory approval is denied or that GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

NOTE 12- MAJOR CUSTOMERS AND MAJOR VENDORS

There were three major customers of the Company during the period ended September 30, 2008 which accounted for 59% of the Company’s sales. The receivable due from these customers as of September 30, 2007 was $159,342. During the period ended September 30, 2007, there were two major customers of the Company which accounted for 43% of the Company’s sales. The receivable due from these customers as of September 30, 2007 was $354,500.

During the current period ended September 30, 2008, the Company has had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of September 30, 2008, the Company owed $940,242 to GGEC for tools, jigs, molds, raw materials and finished products relating to products which had been manufactured for the Company and actually shipped to its customers during the period November 2007 through September 2008. As of September 30, 2008, GGEC had advanced $150,421 to the Company (see Note 5)

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

•	Our ability to finance our operations on acceptable terms;

•	Our ability to retain members of our management team and our employees;

•	The success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;

•	Our ability to develop and expand our sales, marketing and distribution capabilities;

•	Our ability to adapt to or upgrade our technologies and products as the markets in which we compete evolve;

•	Our ability to offer pricing for products which is acceptable to customers; and

•	Competition that exists presently or may arise in the future.

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

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Hewlett Packard and Acer, with NEC and Quanta already designing our speakers into their new products. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. As of the date of this report, we had a backlog of approximately $270,000 in orders.

Our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. During the fiscal year ended June 30, 2007, approximately 66% of our net sales were made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

REVENUE

Revenue decreased by $552,171 or 261% from the same prior year period to $211,629. The decrease in sales for the current period was the result of the problems incurred by the Company with its previous suppliers, Grandford Holdings and Zylux, which resulted in significant cancellations of orders and some loss of customers.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended September 2008 was $194,155, which resulted in a gross profit for the current quarter of $17,474, compared to a net loss of $123,030 during the prior year period. Because of the performance problems with prior vendors, both the volume and profitability of products shipped to customers during the period November 2007 through the quarter just ended was negatively impacted as the Company worked to re-establish credibility with old customers and secure new customers. This slowing of production and shipments was necessary in order to insure the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rate and improved vendor pricing resulted in the improved profitability.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the current quarter totaled $289,095, a reduction of $16,382 or 6% from the same prior year period. The Company also initiated a cost reduction program during the period which resulted in the elimination of a reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the current quarter decreased by $684,059 or 60% to $456,851. This decrease was attributable primarily to the elimination of the amortization related to the intangible assets deemed impaired June 30, 2008. Also affecting the current year period was a reduction in legal expenses and the cost reduction program during the period which resulted in the elimination of a reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

PREPAID EXPENSES WRITTEN OFF

During the period ended September 30, 2007, the Company wrote off $341,406 relating to advances made to Grandford Holdings Ltd due to the previously disclosed performance issues with that vendor. During the current year period, the Company was working with GGEC and had made no such advances and had incurred no such performance issues.

INTEREST EXPENSE

Net interest expense totaled $38,981 in the quarter ended September 30, 2008 compared with $58,465 in the quarter ended September 30, 2007. Current interest charges relate primarily to notes payable to InSeat Solutions LLC, a company owned by our president and chief executive officer, which amounted to $1,298,692 as of September 30, 2008.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of September 30, 2008 and September 30, 2007. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the three month period ended September 30, 2008 that totaled $767,453 compared to a net loss of $1,969,288 during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our current liabilities exceeded our current assets by $2,568,222 compared to a deficit of $1,804,676 as of June 30, 2008. In response to the performance issues presented by Grandford Holdings Ltd. and Zylux, we have continued to focus our efforts on the issues required to re-establish relationships with prior customers and establish new customers by insuring the establishment of a sound, disciplined quality assurance program and a solid vendor relationship which we believe are necessary for us to meet the demands of our customers in areas such as quality, processing times, availability of raw materials and timely delivery. The short-term impact of the problems with our previous suppliers included cancellation of a significant number of orders, a loss of certain customers and a tarnish to our repution in the industry. We believe, however, that by taking the time to establish ourselves as a supplier of quality products, the longer term benefits will be more stability in the production cycle, more timely deliveries and more leverage to meet the needs of our customers.

Net cash used in operating activities during the quarter ended September 30, 2008 was $(49,464) compared to net cash used of $1,580,969 during the same period in the prior year. This was due primarily to a reduction in accounts receivable and increases in both accounts payable and accrued liabilities.

Cash used in investing activities for the quarter ending September 30, 2007 was $16,285 and consisted primarily of the purchase of various tools, jigs and dies for use in the production of customer products. There was no investing activity during the current year period.

Cash provided by financing activities for the quarter ending September 30, 2008 totaled $155,607 for the current year period compared to cash provided from financing activities of $92,884 in the prior year period. The cash provided was primarily the result of advances from GGEC of $150,421. These were partially offset by the repayment of the credit facility and repayment of certain notes payable.

We had net operating loss carry-forwards of approximately $24,786,453 as of September 30, 2008, which will expire in various amounts through the year 2028. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. On September 25, 2008, we repaid our credit facility in full. We are currently in discussions with Bank SinoPac for the establishment of a new credit facility. On October 6, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of September 30, 2008, GGEC had advanced $150,421 under the terms of that agreement. While our long-term prognosis with GGEC as a financial partner is very positive, there can be no guarantees that the transaction with GGEC will be consummated or that the Company will be able to attract another financial partner or arrange for alternative financing in the absence of a transaction with GGEC. If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management believes that future production and expansion of product lines will need to be funded by a combination of internally generated cash flows and by third party financing, such as through loans or the sale of our securities.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended September 30, 2008, the Company incurred losses of $767,453. The Company had an accumulated deficit of $33,796,493 as of September 30, 2008. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as public company.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to obtain additional financing, and ultimately to attain profitability.

On October 6, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China has been initiated, with approval expected to take three to six months. In the event that regulatory approval is denied or that GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

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

During the period covered by this report, there was no significant change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AURASOUND, INC.

Dated: November 13, 2008	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer