Form 10-Q
period 2008-12-31
AuraSound, Inc.
filed 2009-02-13
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☒   QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 10, 2009, the issuer had 28,071,972 shares of its common stock, $.01 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 - (Unaudited) and June 30, 2008	3

Consolidated Statements of Operations - (Unaudited) For the three and six month periods ended December 31, 2008 and 2007	4

Consolidated Statements of Cash Flows - (Unaudited) For the three and six month periods ended December 31, 2008 and 2007	5

Notes to Consolidated Financial Statements - (Unaudited)	6

AuraSound, Inc.
Consolidated Balance Sheet
(In whole dollars)

	December 31, 2008	June 30, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	194,972	72,559
Restricted cash	-	2,000,000
Trade accounts receivable, net	109,697	301,562
Inventories - Net	334,281	365,444
Other assets	-	99,672
Total current assets	638,950	2,839,237

Property and equipment, net	93,383	100,832

Total Assets	732,333	2,940,069

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	1,110,809	924,612
Accrued expenses	415,177	301,663
Line of credit	-	2,000,000
Factoring payable	-	145,477
Loans payable	600,421	-
Due affiliate	284,381	99,132
Due related party	25,000	-
Note payable-related party	1,297,424	1,173,029
Total Liabilities	3,733,212	4,643,913

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 28,071,972 issued and outstanding	280,720	280,720
Additional paid-in-capital	31,044,476	31,044,476
Accumulated deficit	(34,326,075)	(33,029,040)
Total Stockholder's Deficit	(3,000,879)	(1,703,844)

Total Liabilities and Stockholders' Deficit	732,333	2,940,069

See accompanying notes to unaudited consolidated financial statements.

AuraSound, Inc.
Consolidated Statement of Operations
(In whole dollars, except share data)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net sales	$103,890	$383,174	$315,519	$1,146,974
Cost of sales	80,201	562,735	274,356	1,449,565
Gross profit (loss)	23,689	(179,561)	41,163	(302,591)

Research and development expenses	195,306	472,397	484,401	777,874
Selling, general and administrative expenses	333,581	985,045	790,432	2,125,955
Advance to venders written off	-	-	-	341,406
Income (loss) from operations	(505,198)	(1,637,003)	(1,233,670)	(3,547,826)
Interest expense (net)	24,384	48,543	63,365	107,008
Loss before income tax expense	(529,582)	(1,685,546)	(1,297,035)	(3,654,834)

Income tax expense – Note 8	-	-	-	-
Net loss	$(529,582)	$(1,685,546)	$(1,297,035)	$(3,654,834)
Loss per common share:
Basic and diluted	$(0.02)	$(0.07)	$(0.05)	$(0.22)
Weighted average shares used in per share calculation:
Basic and diluted	28,071,972	25,321,088	28,071,972	16,885,544

The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements

AuraSound, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	Six months ended December 31,
	2008	2007
Cash Flows from Operating activities:
Net income (loss)	$(1,297,035)	$(3,654,834)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	7,820	1,088,584
Provision for obsolete inventory	-	120,039
Changes in operating assets and liabilities
Accounts receivable, net	191,865	(101,461)
Inventory	31,163	20,147
Accounts payable	186,197	474,436
Accrued expenses	113,514	(114,993)
Due to affiliate	185,249	(19,591)
Other	99,672	(19,591)
Net cash used in operating activities	(481,555)	(2,187,673)
Cash Flows from Investing activities:
Purchase of property and equipment	(371)	(41,900)
Cash Flows from Financing activities:
Advances under line of credit	-	1,700,000
Repayments of amounts advanced under line of credit	(2,145,477)	-
Proceeds of restricted cash	2,000,000	-
Repayment of notes payable	-	(688,000)
Repayment of related party notes payable	(25,587)	(225,694)
Increase in notes payable – related party	149,982	-
Increase in loans payable	600,421	-
Private placement fee	-	(93,422)
Private placement fee	25,000	-
Net cash provided by financing activities	604,339	692,884
Net increase in cash and cash equivalents	122,413	(1,536,689)
Cash and cash equivalents, beginning of period	72,559	1,610,952
Cash and cash equivalents, end of period	$194,972	$74,263
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,508	$85,274
Cash paid for State income taxes	$-	$-

See accompanying notes to unaudited consolidated  financial statements

AuraSound, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

General

AuraSound, Inc. (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada as Hemcure, Inc. pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components, using electromagnetic technology. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared by AuraSound, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10K. The results of the six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of AuraSound, Inc. (a Nevada corporation) and its wholly owned subsidiary, AuraSound, Inc. (a California corporation). All material inter-company accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of December 31, 2008 and June 30, 2008 the allowance for doubtful accounts amounted to $61,863 and $255,864 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of December 31, 2008 and June 30, 2008, the allowance for obsolescence amounted to $78,645 and $78,645 respectively.

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

As of December 31, 2008 and June 30, 2008, property, plant and equipment consisted of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Machinery, equipment and tooling	$109,059	108,688
Accumulated depreciation	(15,676)	(7,856)
Total	$93,383	100,832

Depreciation expenses were $7,820 and $1,858 for the six month periods ended December 31, 2008 and 2007

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at December 31, 2008.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2008, the Company had 245,000 potentially dilutive warrant shares outstanding.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

Reclassifications:

For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with reporting classifications of the current year periods.

NOTE 3 - INVENTORIES

Inventories at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Raw materials	$9,472	10,050
Finished goods	403,454	434,039
Provision for Obsolescence	(78,645)	(78,645)
Total	$334,281	365,444

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008 (Unaudited)	June 30, 2008
Accrued consulting	$258,214	236,359
Accrued Interest	87,018	37,138
Accrued Payroll and others	69,945	28,166
Total	$415,177	301,663

NOTE 5 - LOAN PAYABLE

On October 6, 2008, one of our vendors, GGEC, entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of December 31, 2008, GGEC had advanced $600,421 under the terms of that agreement.  Such advances bear interest at 6% per annum, are secured by all the assets of AuraSound, Inc. and are payable in full plus accrued interest upon the earlier of the termination of the Agreement or the closing of the transaction contemplated by the letter of intent.

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

NOTE 7- RELATED PARTY AND COMMITMENT

Notes payable at December 31, 2008 consists of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the six month period ended December 31, 2008 amounted to $51,447. Under terms of the private placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of management fee accruals to the related party.  On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. Each unit consisted of one share of the Company’s $.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. As of December 31, 2008 and June 30, 2008, $1,297,424 and $1,173,029 are reflected in notes payable - related party respectively. The accrued interest on the related party notes which amounted to $88,584 as of December 31, 2008 and $23,880 as of June 30, 2008 is reflected in accrued expenses on the accompanying financial statements.

The Company currently pays $20,000 per month to an entity owned by our Chief Executive Officer, Mr. Arthur Liu, for services provided such as accounting, shipping and receiving and general administrative. The Company also paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation is 40% of the rent payable by the related entity to the landlord. The annual rent commitment to the landlord is as follows:

Year ended	Amount
June 30, 2009	$80,038
June 30, 2010	$82,205
June 30, 2011	$84,671

The lease will expire on July 31, 2013.  The Company is not a party to the lease.

As of December 31, 2008 and June 30, 2008, the total amount of $284,381 and $99,132 were due to the affiliate for such charges respectively. The amount is payable on demand and does not bear interest.

As of December 31, 2008, the total amount of $25,000 was due to our Chief Executive Officer. The amount is payable on demand and does not bear interest

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

At December 31, 2008, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of December 31, 2008 and June 30, 2008 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of December 31, 2008 and June 30, 2008.

NOTE 9- WARRANTS

As of December 31, 2008, the Company reserved 18,011,667 shares of common stock for issuance in respect of warrants.

Following is a summary of the status of warrants outstanding at December 31, 2008:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Weighted Average Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.01	245,000	$-
$1.00	3,200,000	60	$0.18	3,200,000	$-
$1.50	14,566,667	60	$1.21	14,566,667	-
	18,011,667		$1.40	18,011,667	$-

The following table summarizes the activity for all stock warrants outstanding at December 31, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2008	18,011,667	$1.40	3.97 years	$393,500
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Outstanding December 31, 2008	18,011,667	$1.40	3.52 years	$-

NOTE 10- INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended December 31, 2008 and 2007. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended December 31, 2008 and 2007:

	2008	2007
Expected tax benefit	34%	34%

State income taxes, net of federal benefit	6	6

Changes in valuation allowance	(40)	(40)

Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at December 31, 2008, and 2007:

	2008	2007
Deferred tax asset:	$10,647,311	$1,371,184
Valuation allowance	(10,647,311)	(1,371,184)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At December 31, 2008, the Company had net operating loss carry-forwards of approximately $25,252,671, which expire through December 31, 2028. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 11- LEGAL PROCEEDINGS

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

NOTE 12- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six month period ended December 31, 2008, the Company incurred losses of $1,297,035. The Company had an accumulated deficit of $34,326,075 as of December 31, 2008. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

NOTE 13- MAJOR CUSTOMERS AND MAJOR VENDORS

There were 2 major customers of the Company during the six month period ended December 31, 2008 which accounted for 48% of the Company’s sales. The receivable due from these customers as of December 31, 2008 was $47,435. During the six month period ended December 31, 2007, there were three major customers of the Company which accounted for 51% of the Company’s sales. The receivable due from these customers as of December 31, 2007 was $501,693.

During the current six month period ended December 31, 2008, the Company  had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of December 31, 2008, the Company owed $997,114 to GGEC for tools, jigs, molds, raw materials and finished products relating to products which had been manufactured for the Company.  As of December 31, 2008, GGEC had also advanced $600,421 to the Company (see Note 5).

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

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Hewlett Packard and Acer.   NEC and Quanta have included our  speakers into certain of their new product design specifications. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. As of the date of this report, we had a backlog of approximately $337,000 in orders.

Our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. Historically, approximately 51% of our net sales were made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

REVENUE

Revenue decreased by $279,284 or 73% compared to the same prior year period, from $383,174 to $103,890. The decrease in sales for the current period was the result of the problems incurred by the Company with two previous suppliers, Grandford Holdings and Zylux, which resulted in significant cancellations of orders and some loss of customers.  While we have established GGEC as our new supplier, the issues with the prior suppliers resulted in our missing the approval window for the current year models. We are currently focused on re-establishing relationships and obtaining approvals for late 2009 and 2010 model releases.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended December 31, 2008 was $80,201 as compared to cost of sales of $562,735 for the three months ended December 31, 2007, which resulted in a gross profit for the current quarter of $23,689, compared to a net loss of $179,561 during the prior year period. Because of the performance problems with prior vendors, both the volume and profitability of products shipped to customers during the period November 2007 through September 2008 was negatively impacted as the Company worked to re-establish credibility with old customers and secure new customers. This slowing of production and shipments was necessary in order to insure the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rate and improved vendor pricing resulted in the improved profitability.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended December 31, 2008 totaled $195,306, a reduction of $110,171 or 36% from the same prior year period. The Company has implemented a cost reduction program which has resulted in a reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended December 31, 2008 decreased by $651,464 or 66% to $333,581as compared to $925,045 for the quarter ended December 31, 2007. This decrease was mainly attributable to the elimination of the amortization related to the intangible assets deemed impaired at June 30, 2008. Also affecting the current year period was a reduction in legal expenses and the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Net interest expense totaled $24,384 in the quarter ended December 31, 2008 compared with $48,543 in the quarter ended December 31, 2007. Current interest charges relate primarily to notes payable to InSeat Solutions LLC, a company owned by our president and chief executive officer, which amounted to $1,297,424 as of  December 31, 2008.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2008 and December 31, 2007. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the three month period ended December 31, 2008 that totaled $529,582 compared to a net loss of $1,685,546 during the same period in the prior year.

Six Months Ended December 31, 2008 compared to the Six Months Ended December 31, 2007

REVENUE

Revenue decreased by $831,455 or 72% from the same prior year period, from $1,146,974 to $315,519. The decrease in sales for the current period was the result of the problems incurred by the Company with its previous suppliers, Grandford Holdings and Zylux, which resulted in significant cancellations of orders and some loss of customers.  While we have established GGEC as our new supplier, the issues with the prior suppliers resulted in our missing the approval window for the current year models.  We are currently focused on re-establishing relationships and obtaining approvals for late 2009 and 2010 model releases.

GROSS PROFIT (LOSS)

Cost of sales for the six months ended December 31, 2008 was $274,356 as compared to cost of sales of $1,449,565 for the six months ended December 31, 2007, which resulted in a gross profit for the current period of $41,163, compared to a net loss of $302,591 during the prior year period. Because of the performance problems with prior vendors, both the volume and profitability of products shipped to customers during the period November 2007 through the September 2008 was negatively impacted as the Company worked to re-establish credibility with old customers and secure new customers. This slowing of production and shipments was necessary in order to insure the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rate and improved vendor pricing resulted in the improved profitability.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the six month period ended December 31, 2008 totaled $484,401 as compared to research and development expenses of $777,874 for the period ended December 31, 2007, a reduction of $293,473 or 38%. The Company has implemented a cost reduction program which has resulted in a reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended December 31, 2008  decreased by $1,335,523 or 63% to $790,432 as compared to $2,125,955 in general and administrative expenses for the six months ended December 31, 2007. This decrease was mainly attributable to the elimination of the amortization related to the intangible assets deemed impaired at June 30, 2008. Also affecting the current year period was a reduction in legal expenses and the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

PREPAID EXPENSES WRITTEN OFF

During the six month period ended December 31, 2007, the Company wrote off $341,406 relating to advances made to Grandford Holdings Ltd. due to the previously disclosed performance issues with that vendor. During the current year period, the Company was working with GGEC and had made no such advances and had incurred no such performance issues.

INTEREST EXPENSE

Net interest expense totaled $63,365 in the six months ended December 31, 2008 compared with $107,008 in the same prior year period. Current interest charges relate primarily to notes payable to InSeat Solutions LLC, a company owned by our president and chief executive officer, which loan amounted to $1,297,424 as of  December 31, 2008.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2008 and December 31, 2007. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the six months ended December 31, 2008 totalling  $1,297,035 compared to a net loss of $3,654,834 during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our current liabilities exceeded our current assets by $3,094,262 compared to a deficit of $1,804,676 as of June 30, 2008.  During the current year period, we have worked closely with GGEC in focusing our efforts on transitioning relationships with prior customers and establishing relationships with new customers in addition to continuing to establish a sound, disciplined quality assurance program and a solid vendor relationship which we believe are necessary for us to meet the demands of our customers in areas such as quality, processing times, availability of raw materials and timely delivery. The short-term impact of the problems with our previous suppliers included cancellation of a significant number of orders, a loss of certain customers and a tarnish to our reputation in the industry. We believe, however, that by linking our company with GGEC, the longer term benefits will be more stability in the production cycle, more timely deliveries and more leverage to meet the needs of our customers.

Net cash used in operating activities during the six months ended December 31, 2008 was $481,455 as compared to net cash used of $2,187,673 during the same period in the prior year. This was due primarily to a reduction in accounts receivable and increases in both accounts payable and accrued liabilities.

Cash used in investing activities for the six months ending December 31, 2008 was $371 as compared to $41,900 of cash used during the same prior year period.  Cash was used primarily for the purchase of various tools, jigs and dies for use in the production of customer products.

Cash provided by financing activities for the six month period ended December 31, 2008 totaled $604,339 for the current year period compared to cash provided by financing activities of $692,884 in the prior year period. The cash provided was primarily the result of advances from GGEC of $600,421. These were partially offset by the repayment of the credit facility and repayment of certain notes payable.

We had net operating loss carry-forwards of approximately $25,252,671 as of December 31, 2008, which will expire in various amounts through the year 2028. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. On September 25, 2008, we repaid our credit facility in full. We are currently in discussions with Bank SinoPac for the establishment of a new credit facility. On October 6, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of December 31, 2008, GGEC had advanced $600,421 under the terms of that agreement. While our long-term prognosis with GGEC as a financial partner is very positive, there can be no guarantees that the transaction with GGEC will be consummated or that the Company will be able to attract another financial partner or arrange for alternative financing in the absence of a transaction with GGEC. If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management believes that  production and expansion of product lines during the next twelve months will need to be funded by third party financing, such as through loans,  the sale of our securities or some combination of both.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six month period ended December 31, 2008, the Company incurred losses of $1,297,035. The Company had an accumulated deficit of $34,326,075 as of December 31, 2008. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

Not applicable

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

3.1	Articles of Incorporation (2)

3.2	By-Laws (1)

10.1	Letter dated October 6, 2008 from GGEC America Inc. to Mr. Arthur Liu (3).

10.2
Services, Operations and Management Agreement dated October 8, 2008 between AuraSound, Inc. a Nevada corporation, AuraSound, Inc. a California corporation and GGEC America Inc. a California company (3).

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States

* Filed herewith.
(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 as file number 000-51543.
(2) Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the period ended June 30, 2000 filed with the Securities and Exchange Commission on July 6, 2005 as file number 000-51543.
(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2008 as file number 000-51543.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: February 12, 2009	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer