Form 10-K/A
period 2008-06-30
AuraSound, Inc.
filed 2009-03-25
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K/A

AMENDMENT NO. 1

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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☐  No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 15, 2008, the issuer had 28,071,972 shares of its common stock, $0.01 par value issued and outstanding.

Documents incorporated by reference. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(g) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.   None

EXPLANATORY NOTE

On February 12, 2009 AuraSound, Inc. received a letter from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-K for the period ended June 30, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this amendment number 1 (the “Amendment”).  The primary purpose of the Amendment is to

•	revise the disclosure included at Item 3 (Legal Proceedings);

•	provide a revised audit report from Kabani & Company, the independent registered public accounting firm responsible for auditing our financial statements,

•	provide a revised consolidated balance sheet to include information at June 30, 2007;

•	revise Note 1 to our consolidated financial statements to include a discussion of paragraph 17 of SFAS 141; and

•	provide a corrected certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 19347 referencing Mr. Arthur Liu as our Chief Financial Officer.

The Amendment includes all of the information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in the Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, the Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of the Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

1

ITEM 3.              LEGAL PROCEEDINGS.

On May 20, 2008, a complaint was filed in the Los Angeles Superior Court, number BC 391141, by Melvin Gagerman, Arthur Schwartz, Zvi Kurtzman, Cipora LaVut, Neal Kaufman and Steve Veen against Arthur Liu, AuraSound, Inc., a California corporation, Algo Technology, Inc., Algo Sound Inc., Gemini Partners and JP Group LLC. The plaintiffs allege breach of a verbal agreement by Arthur Liu and other causes of action. The complaint alleges that the plaintiffs were entitled to become shareholders of AuraSound, Inc. and/or Algo Sound Inc. as compensation for services rendered in connection with a proposed private placement.  The complaint alleges that the shares were issued and then placed in escrow pending the successful closing of such private placement.  The complaint further alleges that an agreement was reached whereby plaintiffs agreed to accept the amount of $2,243,815.97 in liu of stock, but that such amount was never paid. The complaint prays for general damages in that amount plus punitive and exemplary damages and interest. The Company believes that the complaint is without merit and intends to vigorously defend the action. Other than this action, we are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AURASOUND, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F1

Consolidated Financial Statements:
Consolidated Balance Sheet as of June 30, 2008 and June 30, 2007	F2
Consolidated Statements of Operations for the Years Ended June 30, 2008 and 2007	F3
Consolidated Statements of Stockholders’ Equity/Deficit for the Years Ended June 30, 2008 and 2007	F4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007	F5

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AuraSound, Inc.

We have audited the accompanying consolidated balance sheets of AuraSound, Inc. (a Nevada corporation) as of June 30, 2008 and June 30, 2007 and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the years ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuraSound, Inc. as of June 30, 2008 and June 30, 2007 and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2008, the Company incurred net losses of $26,458,932. In addition, the Company had negative cash flow from operating activities amounting to $3,258,289 for the year ended June 30, 2008. These factors, among others, as discussed in Note 11 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
September 25, 2008

AURASOUND, INC.
(FORMERLY HEMCURE, INC.)
CONSOLIDATED BALANCE SHEET

	June 30, 2008	June 30, 2007
Assets
Current Assets
Cash and cash equivalents	$72,559	$1,610,952
Restricted cash	2,000,000	2,000,000
Trade accounts receivable, net	301,562	532,897
Inventories - Net	365,444	148,422
Other assets	99,672	-
Total current assets	2,839,237	4,292,271

Property and equipment, net	100,832	-
Intangible assets:
Goodwill	-	7,000,451
Proprietary technology	-	10,341,136
Customer relationships	-	4,562,290
Trade Marks	-	664,797
Total intangible assets	-	22,568,674
Total Assets	$2,940,069	$26,860,945

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$924,612	$345,062
Accrued expenses	301,663	934,772
Line of credit	2,000,000	-
Factoring payable	145,477	-
Due affiliate	99,132	-
Notes payable	-	688,000
Note payable-related party	1,173,029	2,544,601
Total Liabilities	4,643,913	4,512,435

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 28,071,972 issued and outstanding	280,720	20,000
Additional paid-in-capital	31,044,476	5,718,572
Shares to be issued	-	23,180,046
Accumulated deficit	(33,029,040)	(6,570,108)
Total Stockholder's Deficit	(1,703,844)	22,348,510

Total Liabilities and Stockholders' Deficit	$2,940,069	$26,860,945

The accompanying notes are an integral part of these consolidated financial statements.

AURASOUND, INC.
(FORMERLY HEMCURE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net Revenue	$1,888,692	$208,988

Cost of sales	2,057,878	307,508

Gross Loss	(169,186)	(98,520)

Operating expenses
Research & development	1,217,995	51,699
Selling, general and administrative expenses	4,251,159	565,123
Impairment of intangible assets	20,395,215	-
Advance to vendors written off	341,406	3,066,476
Total operating expenses	26,205,775	3,683,298

Loss from operations	(26,374,961)	(3,781,818)

Other Expense
Interest expense (net)	83,971	27,442
Net Loss	$(26,458,932)	$(3,809,260)

Basic & diluted net income (loss) per share	$(1.18)	$(4.65)

Weighted average shares of share capital outstanding - basic & diluted	22,478,758	818,877

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

Accounts Receivable
The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of June 30, 2008 and 2007, the allowance for doubtful accounts amounted to $255,864 and $159,694 respectively.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of June 30, 2008 the allowance for obsolescence amounted to $78,645.  There was no allowance for obsolescence as of June 30, 2007.

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

The Company had no property, plant and equipment at June 30, 2007.
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

Proprietary Technology	$9,034,886
Customer relationships	3,791,198
Trade name assets	568,680
Total	$13,394,765

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

New Accounting Pronouncements (continued)
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

New Accounting Pronouncements (continued)
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

NOTE 3 - INVENTORIES

Inventories at June 30, 2008 and 2007 consisted of the following:

	2008	2007
Raw materials	$10,050	$16,338
Finished goods	434,039	132,084
Provision for obsolescence	(78,645)	-
Total	$365,444	$148,422

NOTE 4 -ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2008 and 2007:

	2008	2007
Accrued consulting fees	$236,359	$112,282
Accrued Interest	37,138	753,469
Accrued Payroll and others	28,166	69,021
Total	$301,663	$934,772

NOTE 5- DEBT AGREEMENTS & RESTRICTED CASH

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million fixed deposit credit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes bears interest at the rate of prime minus .5%. The letter of credit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. The Company was not in compliance of certain covenants as of June 30, 2008. As of June 30, 2008, $2,,000,000 had been drawn from this facility.  As of June 30, 2007, $0 had been drawn from this facility.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit facility (continued)
Pursuant to the credit facility, the Company has also pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. This balance has been recorded as a restricted cash balance in the accompanying financials.

Factoring payable

At June 30, 2008, the factoring charge amounted to one half of one percent (.50%) of the gross amount of Accounts Receivable assigned to Factor on a non-recourse basis. In addition all accounts factored on a recourse basis Company shall pay the Factor fifteen hundreths of one percent (.15%) of the gross amount of Accounts Receivable assigned. The Company’s obligations to the bank are collateralized by all of the Company’s present and future tangible and intangible assets including documents, instruments, chattel paper, returned or repossessed goods and all books and records and proceeds of the foregoing. The advances for the factored receivables are made pursuant to the revolving credit and security agreement, which expires on the first Anniversary Date unless terminated earlier by Factor upon the occurrence of an Event of Default. This agreement shall be automatically renewed each year on the Anniversary Date for an additional one year term unless Company or Factor provides the other written notice of non-renewal of this agreement. There are no specific covenants attached to the credit line except a $20.00 wire fee per transaction. As of June 30, 2008 the Factor Payable amounted to $145,477.  As of June 30, 2007 the Factor Payable amounted to $0.

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

As of June 30, 2008 and 2007, the amount due was $99,132 and $0 respectively.  The June 30, 2008 amount was due on demand and non interest bearing.

Notes payable at June 30, 2008 consist of notes payable to an entity controlled by our Chief Executive Officer and Chairman. These notes were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009 or on demand. Interest expense for the period ended June 30, 2008 and 2007 amounted to $115,122 and $16,964 respectively. In conjunction with the private placement it undertook on June 7, 2007, the Company agreed that it would not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of a management fee accrual to the related party. On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. Each unit consisted of one share of the Company’s $0.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. On the exchange date, fair value of the stock was $.51 per share for a total amount of $850,000. The fair market value of the warrants was $126,758 calculated using the Black-Scholes model using the following assumptions: discount rate of 4.40%, volatility of 15% and expected term of one year. As the transction was accounted for a realated party controlling both the entities, the gain on exchange has been credited to paid in capital. The balance due to this related party as of June 30, 2008 and June 30, 2007 amounted to $1,173,029 and $2,544,601 respectively and is reflected in notes payable to related party on the accompanying financials. As of June 30, 2008 and June 30, 2007, the accrued interest on the notes payable to this related party amounted to $23,880 and $693,137 respectively and is reflected in accrued expenses on the accompanying financials.

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

At June 30, 2008 and 2007, the Company was authorized to issue 20,000,000 shares of $0.01 par value preferred stock and 100,000,000 shares of $0.01 par value common stock. As of June 30, 2008 there were no preferred shares issued and outstanding. There were 28,071,972 and 2,000,000 common shares issued and outstanding as of June 30, 2008 and 2007 respectively.

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

Also on June 7, 2007, the Company acquired AuraSound, Inc. for 11,505,305 shares of its $0.01 par value common stock as consideration for such acquisition. The shares were valued at the fair market value and were recorded as shares to be issued as of June 30, 2007 because the shares had not been issued as of that date. The shares were subsequently issued in October 2007 . The Company also issued 1,229,476 to the facilitators of the acquisition transaction as a success fee. These shares were also valued at the fair market value of $1,229,476.

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

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options at June 30, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2007	4,444,444	$1.35	1 year	$6,000,000
Exercised	-	-
Cancelled on June 8, 2008	4,444,444	$1.35
Outstanding June 30, 2008	-	$-		$-

Warrants:

Following is a summary of the status of warrants outstanding at June 30, 2008:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.8	245,000	$73,500
$1.00	3,200,000	60	$1	3,200,000	320,000
$1.50	14,566,667	60	$1.5	14,566,667	-
	18,011,667			18,011,667	$393,500

The following table summarizes the activity for all stock warrants outstanding at June 30, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2007	16,346,000	$1.39	3.94 years	$393,500
Granted	1,666,667	1.50	4.30 years	-
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2008	18,011,667	$1.40	3.97 years	$393,500

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

NOTE 9 - INCOME TAXES

The Company did not record any income tax expense due to net loss during the year ended June 30, 2008 and 2007. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the years ended June 30, 2008 and 2007:

	2008	2007
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at June 30, 2008, and 2007:

	2008	2007
Deferred tax asset due net operating loss:	$10,132,000	$276,992
Valuation allowance	(10,132,000)	(276,992)
Net deferred tax asset	$-	$-

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

NOTE 11- GOING CONCERN (continued)
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

ITEM 15.	EXHIBITS.

Exhibit Number	Description

31.1	Corrected Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of President/Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.3	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: March 25, 2009	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer