Form 10-Q/A
period 2008-09-30
AuraSound, Inc.
filed 2009-03-25
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On February 12, 2009 AuraSound, Inc. received a letter from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-Q for the period ended September 30, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment No. 1 (the “Amendment”).  The primary purpose of the Amendment is to

•	provide the consolidated balance sheet as of June 30, 2008 and amend the Notes to our consolidated financial statements to reflect the inclusion of this information; and

•	revise Note 11 to our financial statements to clarify the nature of the business transaction that is at issue in the legal action; and

•	expand the disclosure included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of September 30, 2008 - (Unaudited) and June 30, 2008	3

Consolidated Statements of Operations - (Unaudited) For the three months ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows - (Unaudited) For the three months ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements - (Unaudited)	6

AuraSound, Inc.
Consolidated Balance Sheet
(In whole dollars)

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$178,702	$72,559
Restricted cash	-	2,000,000
Trade accounts receivable, net	162,623	301,562
Inventories - Net	357,758	365,444
Other assets	-	99,672
Total current assets	699,083	2,839,237

Property and equipment, net	96,925	100,832

Total Assets	$796,008	$2,940,069

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$1,110,419	$924,612
Accrued expenses	503,641	301,663
Line of credit	-	2,000,000
Factoring payable	-	145,477
Loans payable	150,421	-
Due affiliate	179,132	99,132
Due related party	25,000	-
Note payable-related party	1,298,692	1,173,029
Total Liabilities	3,267,305	4,643,913

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 28,071,972 issued and outstanding	280,720	280,720
Additional paid-in-capital	31,044,476	31,044,476
Accumulated deficit	(33,796,493)	(33,029,040)
Total Stockholder's Deficit	(2,471,297)	(1,703,844)

Total Liabilities and Stockholders' Deficit	$796,008	$2,940,069

See accompanying notes to unaudited consolidated financial statements.

Aurasound, Inc.
Consolidated Statement of Operations
(In whole dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2008	2007

Net Revenue	$211,629	$763,800

Cost of sales	194,155	886,830

Gross profit (loss)	17,474	(123,030)

Research & development expenses	289,095	305,477
General and administrative expenses	456,851	1,140,910
Advance to vendors written off	-	341,406
Total operating expenses	745,946	1,787,793

Loss from operations	(728,472)	(1,910,823)

Interest expense (net)	38,981	58,465

Net loss	$(767,453)	$(1,969,288)

Net loss per common share

Basic and Diluted	$(0.03)	$(0.13)

Weighted average shares issued and outstanding

Basic and Diluted	28,071,972	14,900,000

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

AuraSound, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

General

AuraSound, Inc. (the Company or we/us/our) was incorporated as Hemcure, Inc. under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). AuraSound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components, using electromagnetic technology. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of September 30, 2008 and June 30, 2008 the allowance for doubtful accounts amounted to $255,864 and $255,864 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of September 30, 2008 and June 30, 2008, the allowance for obsolescence amounted to $78,645 and $78,645 respectively.

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

As of September 30, 2008 and June 30, 2008, property, plant and equipment consisted of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Machinery, equipment and tooling	$108,688	$108,688
Accumulated depreciation	(11,763)	(7,856)
Total	$96,925	$100,832

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at September 30, 2008 and June 30, 2008.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
Raw materials	$9,472	$10,050
Finished goods	426,931	434,039
Provision for Obsolescence	(78,645)	(78,645)
Total	$357,758	$365,444

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008 (Unaudited)	June 30, 2008
Accrued consulting	$236,359	$236,359
Accrued Interest	62,635	37,138
Accrued Payroll and others	204,647	28,166
Total	$503,641	$301,663

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

NOTE 7- RELATED PARTY AND COMMITMENT

Notes payable at September 30, 2008 consists of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the three month period ended September 30, 2008 amounted to $25,497. Under terms of the private placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of management fee accruals to the related party.  On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. Each unit consisted of one share of the Company’s $.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. As of September 30, 2008 and June 30, 2008, $1,298,692 and $1,173,029 are reflected in notes payable - related party respectively. The accrued interest on the related party notes which amounted to $62,635 as of September 30, 2008 and $23,880 as of June 30, 2008 is reflected in accrued expenses on the accompanying financial statements.

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

As of September 30, 2008 and June 30, 2008, the total amount of $179,132 and $99,132 were due to the affiliate for such charges respectively. The amount is payable on demand and does not bear interest.

As of September 30, 2008, the total amount of $25,000 was due to our Chief Executive Officer. The amount is payable on demand and does not bear interest.

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

At September 30, 2008, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of September 30, 2008 and June 30, 2008 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of September 30, 2008 and June 30, 2008.

NOTE 9- WARRANTS

As of September 30, 2008, the Company reserved 18,011,667 shares of common stock for issuance in respect of warrants.

Following is a summary of the status of warrants outstanding at September 30, 2008:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Weighted Average Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.01	245,000	$49,000
$1.00	3,200,000	60	$0.18	3,200,000	-
$1.50	14,566,667	60	$1.21	14,566,667	-
	18,011,667		$1.40	18,011,667	$49,000

The following table summarizes the activity for all stock warrants outstanding at September 30, 2008:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2008	18,011,667	$1.40	3.97 years	$393,500
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Outstanding September 30, 2008	18,011,667	$1.40	3.77 years	$49,000

NOTE 10- INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended September 30, 2008 and 2007. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended September 30, 2008 and 2007:

	2008	2007
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)

Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at September 30, 2008, and 2007:

	2008	2007
Deferred tax asset:	$10,437,000	$696,966
Valuation allowance	(10,437,000)	(696,966)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At September 30, 2008, the Company had net operating loss carry-forwards of approximately $24,786,453, which expire through September 30, 2028. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 11- LEGAL PROCEEDINGS

On May 20, 2008, a complaint was filed in the Los Angeles Superior Court, number BC 391141, by Melvin Gagerman, Arthur Schwartz, Zvi Kurtzman, Cipora LaVut, Neal Kaufman and Steve Veen against Arthur Liu, AuraSound, Inc., a California corporation, Algo Technology, Inc., Algo Sound Inc., Gemini Partners and JP Group LLC. The plaintiffs allege breach of a verbal agreement by Arthur Liu and other causes of action. The complaint alleges that the plaintiffs were entitled to become shareholders of AuraSound, Inc. and/or Algo Sound Inc. as compensation for services rendered in connection with a proposed private placement.  The complaint alleges that the shares were issued and then placed in escrow pending the successful closing of such private placement.  The complaint further alleges that an agreement was reached whereby plaintiffs agreed to accept the amount of $2,243,815.97 in lieu of stock, but that such amount was never paid. The complaint prays for general damages in that amount plus punitive and exemplary damages and interest. The Company believes that the complaint is without merit and intends to vigorously defend the action. Other than this action, we are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

NOTE 13- MAJOR CUSTOMERS AND MAJOR VENDORS

There were three major customers of the Company during the three month period ended September 30, 2008 which accounted for 59% of the Company’s sales. The receivable due from these customers as of September 30, 2008 was $159,342. During the three month period ended September 30, 2007, there were two major customers of the Company which accounted for 43% of the Company’s sales. The receivable due from these customers as of September 30, 2007 was $354,500.

During the current three month period ended September 30, 2008, the Company  had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of September 30, 2008, the Company owed $940,242 to GGEC for tools, jigs, molds, raw materials and finished products relating to products which had been manufactured for the Company.  As of September 30, 2008, GGEC had also advanced $150,421 to the Company (see Note 5).

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

Aurasound, Inc. was doing business with Quanta and NEC prior to being acquired by Hemcure, Inc. Aurasound products were first tested and approved by Quanta and NEC in early 2006 and initial shipments were made in September 2006. During the period January 2007 through September 2007, the company sold and shipped $703,000 of speaker products to Quanta and NEC. During the three month period October through December 2007 the Company sold and shipped $31,000 of speaker products to Quanta and NEC.

In June 2007, we completed a $12.9 million private placement aimed at providing us with sufficient funds to establish AuraSound as a significant source for speakers designed for notebook computers and cell phones in addition to its already established home entertainment line of speakers. In order to ramp-up production at the manufacturer in China, we established a prepayment policy with Grandford Holdings, Ltd., (“Grandford”) then our long-term supplier, and sent $4.2 million to Grandford during June and July 2007 for the purchase of inventory, engineering services, tools, jigs, dies and special equipment.

Grandford had been the sole supplier of products for AuraSound for several years. In June 2007, the general manager of Grandford was David Liu, son of AuraSound’s Chief Executive Officer, Arthur Liu. During August and September 2007, problems began to develop with regard to the quality and timely delivery of products manufactured by Grandford. In late September, 2007, our Chairman determined that the infrastructure at Grandford was insufficient to handle the rapid volumetric increase in production for Aurasound, Inc. and decided to initiate a second source and accordingly began shifting new orders to Zylux, while attempting to work with Grandford to resolve their performance issues. Ultimately, our Chairman was unable to resolve the performance issues, which led to a termination of the company’s relationship with Grandford. We then decided to establish Zylux Acoustic Corporation (“Zylux”) (also located in China) as our primary supplier. In October 2007 Zylux began to produce and ship speakers. Almost immediately we began to experience rejection rates from customers as high as 40%, with an overall rejection rate of approximately 30%. In addition, Zylux was unable to make timely delivery of significant orders to major customers. As a result,

•	orders were cancelled by Amtran, Epson, Westgarde, Creative Labs and Monster, Inc.;

•	Amtran excluded AuraSound from bidding on newly designed speakers with expected volumes in excess of 50 million pieces;

•
Quanta billed AuraSound $18,000 for employee costs it incurred relating to the production problems and put AuraSound on probationary status so that future quality problems will result in termination of our supplier status relationship; and

•	Quanta and NEC significantly reduced the number of pieces ordered from their original estimates.

Because of the failure of Zylux, we determined to establish a relationship with Gouguang Electric Co, Ltd (”GGEC”) (also located in China), a company which Mr. Liu had worked with in the past as an alternate supplier. Accordingly, in November 2007, we signed a manufacturing agreement with GGEC pursuant to which it became the primary supplier of AuraSound products. Because of the quality problems experienced with the previous suppliers, Mr. Liu personally guided the organization, staffing and training of manufacturing personnel within GGEC. In addition, Mr. Liu established quality control positions within our Hong Kong office and GGEC to insure that quality specifications are met. We believe that quality production has been established within GGEC and that it has sufficient resources to meet our requirements and those of our customers.

As indicated above, our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. During the fiscal year ended June 30, 2007, approximately 66% of our net sales were made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

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

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. On September 25, 2008, we repaid our credit facility in full. We are currently in discussions with Bank SinoPac for the establishment of a new credit facility. On October 6, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. via a direct purchase of shares from the Company. If this transaction is consummated, we expect that GGEC will appoint a new executive management team. Current expectations are that Arthur Liu will be retained in an operations capacity. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of September 30, 2008, GGEC had advanced $150,421 under the terms of that agreement. While we believe that our long-term prognosis with GGEC as a financial partner is very positive, there can be no guarantees that the transaction with GGEC will be consummated. If the transaction is not consummated, there can be no guarantee that GGEC will continue to provide funding for us or that the Company will be able to attract another financial partner or arrange for alternative financing in the absence of a transaction with GGEC. Currently, we have no committed source of financing other than the financing we are receiving from GGEC. If GGEC does not consummate the transaction and continue to provide us with financing and if the Company is unable to obtain financing for its working capital requirements either through loans, through some sort of business combination or through the sale of securities, it may have to cease business altogether.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 1 to the Quarterly Report on Form 10-Q of Aurasound, Inc. to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: March 25, 2009	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer