Form 10-Q/A
period 2008-12-31
AuraSound, Inc.
filed 2009-04-07
CIK 810208

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

EXPLANATORY NOTE

On March 13, 2009 AuraSound, Inc. received a letter from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-Q for the period ended December 31, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this amendment number 1 (the “Amendment”).  The primary purpose of the Amendment is to expand the disclosure included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding problems we encountered with two of our former suppliers.

We have also revised Note 11 to our financial statements to clarify the nature of the business transaction that is at issue in the legal action.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 - (Unaudited) and June 30, 2008	3

Consolidated Statements of Operations - (Unaudited) For the three and six month periods ended December 31, 2008 and 2007	4

Consolidated Statements of Cash Flows - (Unaudited) For the three and six month periods ended December 31, 2008 and 2007	5

Notes to Consolidated Financial Statements - (Unaudited)	6

AuraSound, Inc.
Consolidated Balance Sheet
(In whole dollars)

	December 31, 2008	June 30, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$194,972	$72,559
Restricted cash	-	2,000,000
Trade accounts receivable, net	109,697	301,562
Inventories - Net	334,281	365,444
Other assets	-	99,672
Total current assets	638,950	2,839,237

Property and equipment, net	93,383	100,832

Total Assets	$732,333	$2,940,069

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$1,110,809	$924,612
Accrued expenses	415,177	301,663
Line of credit	-	2,000,000
Factoring payable	-	145,477
Loans payable	600,421	-
Due affiliate	284,381	99,132
Due related party	25,000	-
Note payable-related party	1,297,424	1,173,029
Total Liabilities	3,733,212	4,643,913

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 28,071,972 shares issued and outstanding	280,720	280,720
Additional paid-in-capital	31,044,476	31,044,476
Accumulated deficit	(34,326,075)	(33,029,040)
Total Stockholder's Deficit	(3,000,879)	(1,703,844)

Total Liabilities and Stockholders' Deficit	$732,333	$2,940,069

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

As of December 31, 2008 and June 30, 2008, property, plant and equipment consisted of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Machinery, equipment and tooling	$109,059	$108,688
Accumulated depreciation	(15,676)	(7,856)
Total	$93,383	$100,832

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Raw materials	$9,472	$10,050
Finished goods	403,454	434,039
Provision for Obsolescence	(78,645)	(78,645)
Total	$334,281	$365,444

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
	(Unaudited)
Accrued consulting	$258,214	$236,359
Accrued Interest	87,018	37,138
Accrued Payroll and others	69,945	28,166
Total	$415,177	$301,663

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

Problems with our Suppliers

We originally utilized Grandford Holdings Ltd. (“Grandford”) as the primary manufacturer of our audio products.  This relationship was established over 5 years ago.  It was based upon the ability of the general manager of Grandford, David Liu, who is the son of Arthur Liu, our Chief Executive Officer, a director and a major shareholder, to provide quality products and timely deliveries to our customers.  Historically, Grandford successfully supplied approximately 96% of our finished products without significant problems.  As part of our plan for significant expansion and the introduction of microaudio products, we decided to continue using Grandford as our supplier.

Our OEM business is based upon verbal commitments which are subject to our ability to continue to meet customer/product specifications, quality standards and delivery schedules. The customers initiate periodic (usually monthly) purchase orders in increments designed to meet their production schedules.  Prior to June 2007, the annual sales volumes of products manufactured by Grandford ranged between $2 million to $3 million. However, we had obtained verbal commitments from major OEM customers such as Amtran ($5.8 million), Softbank ($9.6 million), NEC ($4.5 million) and Quanta ($12.5 million) among others, which far exceeded Grandford’s historical monthly production volumes.  In June 2007 we obtained the financing necessary to begin initial production of our microaudio products and to expand production of our other products.   Grandford assured us that it could ramp-up operations to meet our requirements.

In order to ramp-up production at Grandford’s manufacturing facility, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period.  We made significant advance payments totaling $4,228,038 to Grandford for tools, jigs, molds and raw materials that were needed to produce our  products.  However, by September 2007 we had received significant complaints regarding late deliveries and it became apparent to us that Grandford did not have the infrastructure to support the required level of production.  We attempted to resolve these issues, but we were ultimately unsuccessful and terminated that entity as our primary supplier.  During this period, we also established alternative vendors, one of which was Zylux Acoustic Corporation (“Zylux”).  Zylux began producing our microaudio products during October 2007.

Zylux made significant commitments to our Chief Executive Officer regarding its manufacturing processes and quality control procedures and had sufficient capacity to meet our customer demands. Accordingly, with appropriate controls and procedures in place, we began directing all of our production to Zylux.  However, after only two months we alerted Zylux to the following problems:

•
Delivery schedules were not being met, with some models being months late.  In one case, only 15,000 pieces of a 40,000 piece order were delivered.  In another case, the customer prepaid for 10,500 pieces and received 2,000 pieces.  These delivery problems caused a material disruption in the production schedules of our customers.  In an attempt to bridge these delays and pacify our customers, we paid to air freight shipments from the manufacturing facility.

•
Commercially acceptable quality was never achieved and Zylux was unable to timely correct the deficiencies in the manufacturing process.  Reject rates as high as 40% were experienced by our customers with an overall reject rate of about 30%.

The adverse impact on our reputation was significant.  Furthermore, at least one of our customers had to add employees to sort through delivered products and perform quality checks on each piece.  This caused an additional disruption in the production schedules which had already been disrupted by the late deliveries.  As a result of the delivery and quality issues:

•	One customer excluded us from bidding on a newly designed speaker with expected volumes in excess of 50 million pieces
•	Another customer billed us $18,000 for additional employee costs incurred and put our company on probation whereby any future quality problems would result in termination of our supplier status.
•	Actual orders from impacted customers were significantly reduced from the number of orders that were promised while customers wait to see if we can supply microspeakers of acceptable quality.
•
Amtran and Softbank terminated their relationship with us completely and Quanta and NEC significantly reduced the volume of their orders and deferred designing our products into the early 2008 models pending our ability to prove we could deliver quality products in a timely manner.  In addition, various other customers deferred certification of our products relating to early 2008 models pending our ability to prove we could fulfill their requirements. The approval window for many consumer products is June, July and August.  The products are then manufactured in September and October and delivered to retail stores in November and December.   If our samples are not delivered, tested and approved during the approval window, we will not be approved as a supplier for the new models.  Some industries, such as notebook computers and cell phones, introduce new models on more random cycles but the result is the same – if our samples are not delivered, tested and approved during the window period, we will not be approved as a supplier for that model.  When we were experiencing our problems with Grandford and Zylux, we missed many approval windows.

Most of the customers who experienced quality problems requested that the defective product be replaced with quality products which met their inspection criteria.  Accordingly, we replaced about $640,000 of product at no-charge, the accounting for which resulted in no change to revenue but an additional cost for the replacement product.  Only about $14,000 of product was returned for credit.  This amount was low because customers need the speakers which are designed into their finished product.

In order to save the company, we were required to search out another manufacturer, again pay the cost of certification, again delay deliveries and walk through starting up new production lines at a new facility.

Our Chief Executive Officer contacted Guoguang Electric Co. Ltd (“GGEC”), a company that was already producing speakers for Bose and Harmin Kardin among others, in an effort to place future production with a supplier with an established record of producing quality speakers for major OEM customers.  GGEC has been able to satisfactorily meet the requirements of our customers and we are attempting to rebuild the relationships we lost.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

REVENUE

Revenue decreased by $279,284 or 73% compared to the same prior year period, from $383,174 to $103,890. The decrease in sales for the current period was the result of the problems incurred by the Company with two previous suppliers, Grandford Holdings and Zylux, which resulted in significant cancellations of orders and some loss of customers.  Please see our discussion above titled “Problems with our Suppliers”.  While we have established GGEC as our new supplier, the issues with the prior suppliers resulted in our missing the approval window for the current year models. We are currently focused on re-establishing relationships and obtaining approvals for late 2009 and 2010 model releases.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended December 31, 2008 was $80,201 as compared to cost of sales of $562,735 for the three months ended December 31, 2007, which resulted in a gross profit for the current quarter of $23,689, compared to a net loss of $179,561 during the prior year period. Because of the performance problems with prior vendors, both the volume and profitability of products shipped to customers during the period November 2007 through September 2008 was negatively impacted as the Company worked to re-establish credibility with old customers and secure new customers. Please see the discussion above titled “Problems with our Suppliers”.This slowing of production and shipments was necessary in order to insure the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rate and improved vendor pricing resulted in the improved profitability.

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

AURASOUND, INC.

Dated: April 7, 2009	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer