Form 10-Q
period 2009-03-31
AuraSound, Inc.
filed 2009-05-07
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q

☒   QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

As of May 6, 2009, the issuer had 28,071,972  shares of its common stock, $.01 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - (Unaudited) as of March 31, 2009 and June 30, 2008	3

Consolidated Statements of Operations - (Unaudited) For the three and nine month periods ended March 31, 2009 and 2008	4

Consolidated Statements of Cash Flows - (Unaudited) For the three and nine month periods ended March 31, 2009 and 2008	5

Notes to Consolidated Financial Statements - (Unaudited)	6

AuraSound, Inc.
Consolidated Balance Sheets
(In whole dollars)
 (Unaudited)
	March 31, 2009	June 30, 2008
Assets
Current Assets
Cash and cash equivalents	$175,949	$72,559
Restricted cash	-	2,000,000
Trade accounts receivable- net	220,696	301,562
Inventories - net	343,816	365,444
Other assets	-	99,672
Total current assets	740,461	2,839,237

Property and equipment, net	89,926	100,832

Total Assets	$830,387	$2,940,069

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$1,506,845	$924,612
Accrued expenses	459,868	301,663
Line of credit	-	2,000,000
Factoring payable	-	145,477
Loans payable	853,558	-
Due affiliate	328,134	99,132
Due to officer	25,000	-
Note payable-related party	1,292,472	1,173,029
Total Liabilities	4,465,877	4,643,913

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 28,071,972 shares issued and outstanding	280,720	280,720
Additional paid-in-capital	31,044,476	31,044,476
Accumulated deficit	(34,960,686)	(33,029,040)
Total Stockholder's Deficit	(3,635,490)	(1,703,844)

Total Liabilities and Stockholders' Deficit	$830,387	$2,940,069

See accompanying notes to unaudited consolidated financial statements.

AuraSound, Inc.
Consolidated Statement of Operations
(In whole dollars, except share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net sales	$311,338	$362,742	$626,857	$1,509,716
Cost of sales	311,109	334,191	585,465	1,783,756
Gross profit (loss)	229	28,551	41,392	(274,040)

Research and development expenses	237,118	258,056	721,519	1,035,930
Selling, general and administrative expenses	360,081	1,053,383	1,150,513	3,179,338
Advance to venders written off	-	-	-	341,406
Loss from operations	(596,970)	(1,282,888)	(1,830,640)	(4,830,714)
Interest expense (net)	37,641	(27,699)	101,006	79,309

Loss before income tax expense	(634,611)	(1,255,189)	(1,931,646)	(4,910,023)

Income tax expense – Note 10	-	-	-	-
Net loss	$(634,611)	$(1,255,189)	$(1,931,646)	$(4,910,023)
Loss per common share:
Basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.24)
Weighted average shares used in per share calculation:
Basic and diluted	28,071,972	28,071,972	28,071,972	20,614,353

The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements

AuraSound, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	Nine months ended March 31,
	2009	2008
Cash Flows from Operating activities:
Net loss	$(1,931,646)	$(4,910,023)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,762	1,634,434
Provision for obsolete inventory	12,910	78,645
Changes in operating assets and liabilities
Accounts receivable, net	80,866	(137,661)
Inventory	8,718	(42,374)
Accounts payable	582,232	176,904
Accrued expenses	158,205	112,903
Other	99,672	(87,942)
Net cash used in operating activities	(977,281)	(3,175,114)
Cash Flows from Investing activities:
Purchase of property and equipment	(856)	(64,379)
Cash Flows from Financing activities:
Advances under line of credit	-	2,232,621
Repayments of amounts advanced under line of credit	(2,145,477)	-
Proceeds of restricted cash	2,000,000	-
Repayment of notes payable	-	(688,000)
Proceeds (repayment) of related party notes payable	119,444	(225,694)
Loan from officer	25,000	-
Increase in loans payable	853,558	-
Advance from affiliates	229,002	461,080
Private placement fee	-	(93,422)
Net cash provided by financing activities	1,081,527	1,686,585
Net increase (decrease) in cash and cash equivalents	103,390	(1,552,908)
Cash and cash equivalents, beginning of period	72,559	1,610,952
Cash and cash equivalents, end of period	$175,949	$58,044
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,508	$66,030
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash and investing activities:
Shares issued for related party payables	$-	$2,500,000
Deemed dividend for warrants issued	$-	$1,058,090

See accompanying notes to unaudited consolidated financial statements

AuraSound, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

General

AuraSound, Inc. (the Company or we/us/our) was incorporated as Hemcure, Inc. under the laws of the state of Minnesota in 1986. On September 8, 2006, the Company was reorganized by re-domiciling to the state of Nevada as Hemcure, Inc. pursuant to a merger with Hemcure, Inc., a Nevada corporation, and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was founded on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components, using electromagnetic technology. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared by AuraSound, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of March 31, 2009 and June 30, 2008 the allowance for doubtful accounts amounted to $61,863 and $255,864 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of March 31, 2009 and June 30, 2008, the allowance for obsolescence amounted to $91,555 and $78,645 respectively.

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

As of March 31, 2009 and June 30, 2008, property, plant and equipment consisted of the following:

	March 31, 2009	June 30, 2008

Machinery, equipment and tooling	$109,544	$108,688
Accumulated depreciation	(19,618)	(7,856)
Total	$89,926	$100,832

Depreciation expenses were $11,762 and $4,342 for the nine month periods ended March 31, 2009 and 2008.

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at March 31, 2009.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2009, the Company had no potentially dilutive warrant shares outstanding.

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

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), “Accounting for Certain Transactions Involving Stock Compensation.” Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, “Accounting for Stock-Based Compensation”. Interpretation 44 became effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have a material impact on the Company’s financial statements.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 does not currently have a material impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  SFAS 159 does not currently have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.   SFAS No. 160 does not currently have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 does not currently have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - INVENTORIES

Inventories at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Raw materials	$10,445	$10,050
Finished goods	424,926	434,039
Provision for obsolescence	(91,555)	(78,645)
Total	$343,816	$365,444

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Accrued consulting	$236,359	$236,359
Accrued interest	124,659	37,138
Accrued payroll and others	98,850	28,166
Total	$459,868	$301,663

NOTE 5 - LOAN PAYABLE

On October 6, 2008, one of our vendors, GGEC, entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of March 31, 2009, GGEC had advanced $853,558 under the terms of that agreement.  Such advances bear interest at 6% per annum, are secured by all the assets of AuraSound, Inc. and are payable in full plus accrued interest upon the earlier of the termination of the agreement or the closing of the transaction contemplated by the letter of intent.  As of March 31, 2009, GGEC had obtained approval to proceed with the transaction from the Chinese government and was in the final stages of their due diligence review of AuraSound, Inc.

NOTE 6- DEBT AGREEMENTS

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million fixed deposit credit facility were made available to the Company. Obligations under the agreement were secured by substantially all the assets of the Company. The accounts receivable facility, which could be used for working capital and other general corporate purposes, accrued interest at the rate of prime minus .5%. The letter of credit facility accrued interest at the rate of TCD plus 1%. The credit facility was also subject to certain covenants and conditions and contained standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allowed the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. Pursuant to the credit facility, the Company also pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. As of September 25, 2008, the Company had repaid all amounts due under the accounts receivable credit facility with Bank SinoPac and had repaid the $2.0 million in loans plus accrued interest thereon which had been made to the Company by Bank SinoPac under the deposit credit facility by collecting the restricted cash deposit totaling $2.0 million plus accrued interest thereon and applying the amount received to repay the debt. The restricted cash deposit was the primary security for the deposit credit facility.

NOTE 7- RELATED PARTY AND COMMITMENT

Notes payable at March 31, 2009 consist of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the nine month period ended March 31, 2009 amounted to $75,000. Under terms of the private placement, the Company may not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of management fee accruals to the related party.  On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units. Each unit consisted of one share of the Company’s $.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. As of March 31, 2009 and June 30, 2008, $1,292,472 and $1,173,029 are reflected in notes payable - related party respectively. The accrued interest on the related party notes which amounted to $112,138 as of March 31, 2009 and $23,880 as of June 30, 2008 is reflected in accrued expenses on the accompanying financial statements.

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

As of March 31, 2009 and June 30, 2008, the total amount of $328,134 and $99,132 were due to the affiliate for such charges respectively. The amount is payable on demand and does not bear interest.

As of March 31, 2009, a total amount of $25,000 was due to our Chief Executive Officer. The amount is payable on demand and does not bear interest

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

At March 31, 2009, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of March 31, 2009 and June 30, 2008 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of March 31, 2009 and June 30, 2008.

NOTE 9- WARRANTS

As of March 31, 2009, the Company reserved 18,011,667 shares of common stock for issuance in respect of warrants.

Following is a summary of the status of warrants outstanding at March 31, 2009:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Weighted Average Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.01	245,000	$-
$1.00	3,200,000	60	$0.18	3,200,000	-
$1.50	14,566,667	60	$1.21	14,566,667	-
	18,011,667		$1.40	18,011,667	$-

The following table summarizes the activity for all stock warrants outstanding at March 31, 2009:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2008	18,011,667	$1.40	3.97 years	$393,500
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Outstanding March 31, 2009	18,011,667	$1.40	3.27 years	$-

NOTE 10- INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended March 31, 2009 and 2008. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended March 31, 2009 and 2008:

	2009	2008
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at March 31, 2009, and 2008:

	2009	2008
Deferred tax asset:	$10,899,579	$1,453,425
Valuation allowance	(10,899,579)	(1,453,425)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At March 31, 2009, the Company had net operating loss carry-forwards of approximately $25,849,640, which expire through March 31, 2029. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 11- LEGAL PROCEEDINGS

On May 20, 2008, a complaint was filed in the Los Angeles Superior Court, number BC 391141, by Melvin Gagerman, Arthur Schwartz, Zvi Kurtzman, Cipora LaVut, Neal Kaufman and Steve Veen against Arthur Liu, AuraSound, Inc., a California corporation, Algo Technology, Inc., Algo Sound Inc., Gemini Partners and JP Group LLC. The plaintiffs allege breach of a verbal agreement by Arthur Liu and other causes of action. The complaint alleges that the plaintiffs were entitled to become shareholders of AuraSound, Inc. and/or Algo Sound Inc. as compensation for services rendered in connection with a proposed private placement.  The complaint alleges that the shares were issued and then placed in escrow pending the successful closing of such private placement.  The complaint further alleges that an agreement was reached whereby plaintiffs agreed to accept the amount of $2,243,816 in lieu of stock, but that such amount was never paid. The complaint prays for general damages in that amount plus punitive and exemplary damages and interest. The Company believes that the complaint is without merit and intends to vigorously defend the action. Other than this action, we are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 12- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine month period ended March 31, 2009, the Company incurred losses of $1,931,646. The Company had an accumulated deficit of $34,960,686 as of March 31, 2009. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

On October 6, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. GGEC is in the final stages of its due diligence investigation, however if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

NOTE 13- MAJOR CUSTOMERS AND MAJOR VENDORS

There were 2 major customers of the Company during the nine month period ended March 31, 2009 which accounted for 46% of the Company’s sales. The receivables due from these customers as of March 31, 2009 totaled $182,588. During the nine month period ended March 31, 2008, there were three major customers of the Company which accounted for 43% of the Company’s sales. The receivables due from these customers as of March 31, 2008 totaled $521,919.

During the current nine month period ended March 31, 2009, the Company had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of March 31, 2009, the Company owed $1,310,935 to GGEC for tools, jigs, molds, raw materials and finished products relating to products which had been manufactured for the Company.  As of March 31, 2009, GGEC had also advanced $853,558 to the Company (see Note 5).

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

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Hewlett Packard and Acer.   NEC and Quanta have included our  speakers into certain of their new product design specifications. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. As of the date of this report, we had a backlog of approximately $689,000 in orders.

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
•
Amtran and Softbank terminated their relationship with us completely and Quanta and NEC significantly reduced the volume of their orders and deferred designing our products into the early 2008 models pending our ability to prove we could deliver quality products in a timely manner.  In addition, various other customers deferred certification of our products relating to early 2008 models pending our ability to prove we could fulfill their requirements. The approval window for many consumer products is June, July and August.  The products are then manufactured in September and October and delivered to retail stores in November and December.   If our samples are not delivered, tested and approved during the approval window, we will not be approved as a supplier for the new models.  Some industries, such as notebook computers and cell phones, introduce new models on more random cycles but the result is the same – if our samples are not delivered, tested and approved during the window period, we will not be approved as a supplier for that model.  When we were experiencing problems with Grandford and Zylux, we missed many approval windows.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in Note 2 to our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

REVENUE

Revenue decreased by $51,404 or 14% compared to the same prior year period, from $362,742 to $311,338. The decrease in sales for the current period was a continued effect of the problems incurred by the Company with two previous suppliers, Grandford Holdings and Zylux, which resulted in significant cancellations of orders and some loss of customers.  Please see our discussion above titled “Problems with our Suppliers”.  While we have established GGEC as our new supplier, the issues with the prior suppliers resulted in our missing the approval window for the current year models. We are currently focused on re-establishing relationships and obtaining approvals for late 2009 and 2010 model releases.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended March 31, 2009 was $311,109 as compared to cost of sales of $334,191 for the three months ended March 31, 2008, which resulted in a gross profit for the current quarter of $229, compared to $28,551 during the prior year period. With the emphasis on re-establishing credibility with our OEM customers, additional time and cost has been incurred to insure that quality standards are met.  The result has been to defer significant profitability improvements while insuring the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rates and improved vendor acceptance of our products has resulted in an improved backlog which has increased to $689,000 as of April 20, 2009, with an additional $154,000 being scheduled for production pursuant to a new Quanta JIT inventory program..

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended March 31, 2009 totaled $237,118, a reduction of $20,938 or 8% from the same prior year period. This reduction is the result of  a cost reduction program which has resulted in a reduction of salaries and related expenses. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 2009 decreased by $693,302 or 66% to $360,081 as compared to $1,053,383 for the quarter ended March 31, 2008. This decrease was mainly attributable to the elimination of the amortization related to the intangible assets deemed impaired at June 30, 2008. Also affecting the current year period was a reduction in legal expenses and the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Net interest expense totaled $37,641 in the quarter ended March 31, 2009 compared with a net income of $27,699 for the quarter ended March 31, 2008.  The net income for the prior year quarter resulted from the interest paid to us on the restricted cash deposit.  Current interest charges relate primarily to the loans from GGEC which totaled $853,558 as of March 31, 2009 and to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, which amounted to $1,292,472 as of  March 31, 2009.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of March 31, 2009 and March 31, 2008.  Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the three month period ended March 31, 2009 of  $634,611 compared to a net loss of $1,255,189 during the same period in the prior year.

Nine Months Ended March 31, 2009 compared to the Nine Months Ended March 31, 2008

REVENUE

Revenue decreased by $882,859 or 59% compared to the same prior year period, from $1,509,716 to $626,857. The decrease in sales for the current year period was the result of the problems incurred by the Company with two previous suppliers, Grandford Holdings and Zylux, which resulted in significant cancellations of orders and some loss of customers.  Please see our discussion above titled “Problems with our Suppliers”.  We have established GGEC as our new supplier, but the issues with the prior suppliers resulted in our missing the approval window for the current year models. We are currently focused on re-establishing relationships and obtaining approvals for late 2009 and 2010 model releases.

GROSS PROFIT (LOSS)

Cost of sales for the nine months ended March 31, 2009 was $585,465 as compared to cost of sales of $1,783,756 for the nine months ended March 31, 2008, which resulted in a gross profit for the current period of $41,392, compared to a net loss of $274,040 during the prior year period. Since our performance problems with prior vendors, we have worked closely with GGEC to reduce reject rates, improve quality controls and re-establish customer acceptance.  The result has been a significant reduction in the reject rate and improved vendor pricing which resulted in the improved profitability.  While progress in gaining re-acceptance has been slow, we are beginning to see a backlog which has doubled during the past three months to $689,000 at April 20, 2009 in addition to which the company has established a new JIT inventory program for Quanta for which we have scheduled an additional $154,000 in production.  While production for the late 2009 and 2010 models will not begin until the third quarter of 2009, early indications are that the company has  made significant gains in acceptance and trust with key customers and we expect to see a significant increase in our backlog over the next three months.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine month period ended March 31, 2009 totaled $721,519 as compared to research and development expenses of $1,035,930 for the nine month period ended March 31, 2008, a reduction of $314,411 or 30%. This reduction is the result of a cost reduction program which has resulted in a reduction salaries and related expenses. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended March 31, 2009 decreased by $2,028,825 or 64% to $1,150,513 as compared to $3,179,338 in general and administrative expenses for the nine months ended March 31, 2008. This decrease was mainly attributable to the elimination of the amortization related to the intangible assets deemed impaired at June 30, 2008. Also affecting the current year period was a reduction in legal expenses and the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

PREPAID EXPENSES WRITTEN OFF

During the nine month period ended March 31, 2008, the Company wrote off $341,406 relating to advances made to Grandford Holdings Ltd. due to the previously disclosed performance issues with that vendor. Please see our discussion above titled “Problems with our Suppliers”.  During the current year period, the Company was working with GGEC and had made no such advances and had incurred no such performance issues.

INTEREST EXPENSE

Net interest expense totaled $101,006 in the nine months ended March 31, 2009 compared with $79,309 in the same prior year period. The net interest expense for the prior year was partially offset by interest income on the restricted cash deposit.  Current period interest charges relate primarily to the loans from GGEC which totaled $853,558 as of March 31, 2009 and to notes payable to InSeat Solutions LLC, a company owned by our president and chief executive officer, which amounted to $1,292,472 as of  March 31, 2009.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of March 31, 2009 and March 31, 2008. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the nine months ended March 31, 2009 totaling $1,931,646 compared to a net loss of $4,910,023 during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our current liabilities exceeded our current assets by $3,725,416 compared to a deficit of $1,804,676 as of June 30, 2008.  As previously discussed, during the current year we have worked closely with GGEC in focusing our efforts on transitioning relationships with existing customers and establishing relationships with new customers in addition to insuring a disciplined quality assurance program both of which we believe are necessary for us to grow as a company and meet the demands of our customers.  While progress in gaining re-acceptance has been slow, we are beginning to see a backlog which has doubled during the past three months to $689,000 in addition to which the company has established a new JIT inventory program for Quanta for which we have scheduled an additional $154,000 in production.  While production for the late 2009 and 2010 models will not begin until the third quarter of 2009, early indications are that the company has  made significant gains in acceptance and trust with key customers and we expect to see a significant increase in our backlog over the next three months and believe that we have now established a solid foundation for the expected growth of the Company.

Net cash used in operating activities during the nine months ended March 31, 2009 was $977,281 as compared to net cash used of $3,175,114 during the same period in the prior year. This was due primarily to an increase in accounts payable (mainly to GGEC), an increase in accrued expenses (mainly interest), an increase in the amounts due to an affiliate, and a reduction in both accounts receivable and inventory.

Cash used in investing activities for the nine months ending March 31, 2009 was $856 as compared to $64,379 of cash used during the same prior year period.  Cash used in both periods was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

Cash provided by financing activities for the nine month period ended March 31, 2009 totaled $1,081,527 for the current year period compared to cash provided by financing activities of $1,686,585 in the prior year period. The cash provided was primarily the result of advances from GGEC of $853,558. These were partially offset by the repayment of the credit facility and repayment of certain notes payable.

We had net operating loss carry-forwards of approximately $25,849,640 as of March 31, 2009, which will expire in various amounts through the year 2029. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. On September 25, 2008, we repaid our credit facility in full. We are currently in discussions with Bank SinoPac for the establishment of a new credit facility. On October 8, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of March 31, 2009, GGEC had advanced $853,558 under the terms of that agreement. While we believe that our long-term prognosis with GGEC as a financial partner is very positive, there can be no guarantees that the transaction with GGEC will be consummated or that the Company will be able to attract another financial partner or arrange for alternative financing in the absence of a transaction with GGEC. If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine month period ended March 31, 2009, the Company incurred losses of $1,931,646. The Company had an accumulated deficit of $34,960,686 as of March 31, 2009. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

On October 8, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. GGEC is in the final stages of its due diligence investigation however if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

ITEM 3.	CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/President, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer/President/Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

3.1	Articles of Incorporation (2)
3.2	By-Laws (1)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States*

* Filed herewith.
(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 as file number 000-51543.
(2) Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the period ended June 30, 2000 filed with the Securities and Exchange Commission on July 6, 2005 as file number 000-51543.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: May 7, 2009	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer