Form 10-K
period 2009-06-30
AuraSound, Inc.
filed 2009-09-14
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $37,250.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of  September 9, 2009, the issuer had 28,071,972  shares of its common stock, $0.01 par value issued and outstanding.

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

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing partnerships;

•	our ability to retain members of our management team and our employees;

•	the success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;

•	our ability to develop and expand our sales, marketing and distribution capabilities;

•	our ability to upgrade our technologies and products and to adapt to evolving markets;

•	our ability to offer pricing for products which is acceptable to customers; and

•	competition that exists presently or may arise in the future.

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

Overview

Our business operations are conducted through our wholly-owned subsidiary, AuraSound, Inc., a California corporation (referred to in this report as “AuraSound”), which we acquired on June 7, 2007. We completed this acquisition by issuing to the former sole shareholder of AuraSound, Arthur Liu, our Chairman and Chief Executive Officer, one share of our $0.01 par value common stock for every share of AuraSound common stock that we acquired. We acquired a total of 11,505,305 shares of AuraSound common stock from Arthur Liu, which represented 100% of AuraSound’s issued and outstanding common stock.  Founded in 1987, AuraSound develops, manufactures and markets premium audio products. AuraSound specializes in the production of high sound pressure level (“SPL”), bass-rich, low distortion sound from compact acoustic transducers (speakers). AuraSound has invested in the development of innovative audio technologies for use in ultra high end home and professional audio products. AuraSound has also  expanded its product line to include the micro-audio market. Specifically, AuraSound has developed and is currently marketing undersized speakers that will deliver sound quality to devices such as laptops, flat-panel televisions, displays and hand held devices such as smart phones and mobile phones that we believe to be superior to the sound quality currently found in these devices.  Our operations in China are conducted through Well-Tech International Co., a Hong Kong company owned by Susanne Lee who is our office administrator in Hong Kong.  Our operations in Taiwan are conducted by AuraSound as a foreign corporation doing business in Taiwan.  Our home offices are located in Santa Fe Springs, California.

Historically, AuraSound has provided its products to the ultra high end home and professional audio markets. Products for this market start at $100 and reach upwards of $1,000. Until recently, the extremely low annual unit sales volumes that characterize the high end home and professional audio markets limited our ability to accelerate our growth. However, successful development and customer acceptance of  our micro-audio product line has provided an opportunity for accelerated growth  with major electronics manufacturers. We are currently delivering our micro-audio products to various OEM manufacturers through Quanta , a leading private lable manufacturer of laptop computers.  Our micro speakers can now be found in products manufactured for HP, NEC and Acer and are being evaluated by Dell, Hitachi, Foxlink and Arima. Quanta has become a strong advocate for our  micro-speaker technology  in order to reduce weight and improve sound quality in laptop computers. Because of the manufacturing problems experienced by the Company, Quanta deferred certain referrals until the Company could provide specific assurance that quality control measures had been instituted to insure acceptable quality and timely delivery of our products.  The Company has provided such assurance and is currently working with various  Quanta customers to obtain product approval.  Please see the discussion titled “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Following the decisions of NEC and Quanta, we began aggressively targeting other large electronics manufacturers. As a result of these efforts, several leading electronics manufacturers including HP, Dell, Hitachi, Acer, FoxLink and Arima are currently testing our products in order to make a final determination on incorporating our technology into their products. Our current backlog of orders totals approximately $750,000.

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

Technology

Neo-Radial Technology (NRT)

We have developed an unconventional audio technology that we believe creates unsurpassed efficiency and performance. We believe our neo-radial technology provides us with a significant competitive advantage over those in our industry who use traditional speaker designs.

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

  Automotive Products

We produce automotive competition-grade speaker and component systems. Our automotive division designs and manufactures amplifiers, loudspeakers and subwoofers. The subwoofer line features the NRT platform and is designed for extremely low throw and high output, yielding unsurpassed linearity and exceptionally low distortion. Our automotive loudspeakers, built with coaxial high quality components, are available in a full range of products from easy-to-install budget systems to top of the line competition grade systems. The line is competitively priced and was designed with a new industrial styling, a high level of performance and other unique features. Our line of competition-grade amplifiers are built with performance enhancing features that include gold-plated speaker and power connections, modular internal design for improved separation and a high efficiency dual heat sink which eliminates the need for noisy, power consuming fans.

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

We currently outsource all product manufacturing and some testing and development functions to GGEC. The manufacturing campus of GGEC is located in Guangzhou, China and consists of 1,200,000 square meters with more than 26 production lines. The plant is also ISO-9001, ISO 14000, TS16949 and QS-9000 certified and contains extensive research and development facilities; a full range of testing facilities including China’s largest anechoic chamber used for loudspeaker design; research labs for magnetics, cone materials, vibrations and speaker systems design; an engineering library; office space; and a show room. The facility also has extensive warehousing and full living accommodations for the staff.

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

Customers

During our fiscal year ended June 30, 2009, approximately 83% of our sales were made to customers outside the United States. We are currently delivering our micro-audio products to Quanta and have been approved or are being evaluated for new product lines by Quanta,  Arima,  HP, Sharp and Acer. We believe that international sales will expand with the current focus on micro devices and will represent an increasingly significant portion of our revenues in the future. A significant portion of our revenues has historically been attributed to a small number of customers and we expect that this may continue. None of our customers have continuing obligations to purchase products from us.

Intellectual Property and Proprietary Rights

We try to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

We currently have twenty one active US patents covering the design and technical innovations found in our audio products and three patents pending which relate to our innovative micro speaker design. The granting of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued will afford adequate protection against competitors with similar technology, nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others.

We also own one trademark and have made application for three other trademarks. We believe that these trademarks significantly strengthen consumer awareness of the AuraSound brand.

Government Regulation

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and the Consumer Products Safety Commission. Internationally, our products may be required to comply with regulations or standards established by authorities in the countries into which we sell our products, as well as various multinational or extranational bodies. The European Union, or EU, has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment directive, or WEEE, applicable to persons who import electrical or electronic equipment into Europe. Although neither of these directives is currently applicable to our products, both are expected to become effective and at that time they will apply to our products. We are currently implementing measures to comply with each of these directives as individual EU nations adopt their implementation guidelines. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our existing and future product offerings will remain compliant with evolving standards and regulations.

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

We had a net loss of $$2,570,802 for the fiscal year ended June 30, 2009.  We have never been profitable and we may not be profitable in the future.  If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

Our independent auditor has noted in its report concerning our financial statements as of June 30, 2009 that we have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years, which, along with our accumulated deficit of $35,599,842, raises substantial doubt about our ability to continue as a going concern.

We sustained a net loss of $2,570,802 for the fiscal year ended June 30, 2009.  We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future.  If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

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

Our ability to implement our long-term strategy, which is to expand our operations in order to meet expected demand for micro speakers, largely depends on our access to capital.  To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our micro speaker product lines and the promotion of our products with manufacturers of computers, cell phones, home entertainment systems and iPods.  We may also wish to make expenditures to acquire other businesses which provide similar products or products which can be marketed to our existing customer base.  To date, we have financed our operations primarily through sales of equity and loans.  If we were to attempt to expand our business at a faster pace than currently contemplated, or if we were to identify an acquisition target, we would need to raise additional capital through the sale of our equity securities or debt instruments.  However, additional capital may not be available on terms acceptable to us.  Our failure to obtain sufficient additional capital could curtail or alter our long-term growth strategy or delay needed capital expenditures.

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

Some of our products, such as amplifiers, speakers and our Bass Shaker devices are electronically powered and carry a risk of electrical shock or fire. If our products caused electrical shock or fire, the damaged party could bring claims for property damage, physical injury or death. While the Company carries insurance for these types of contingencies, these types of legal actions, if threatened or brought, may be very costly to defend, may distract management’s attention from operating our business and may result in large damage awards which may exceed our coverage limits and could have a material adverse effect on our results of operations.

Over  two-thirds of our net sales are made to customers that are located outside the United States.  Any one of several factors that affect overseas sales could adversely affect our results of operations.

Historically, about 83% of our net sales are made to customers outside the United States.  We believe that international sales will continue to represent a significant portion of our revenues.  Our revenues from international sales may fluctuate due to various factors, including:

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

In the past, a significant portion of our revenue was attributed to a small number of customers and this may continue. We had two major customers during the year ended June 30, 2009 which accounted for  65% of our sales.  We had two major customers during the year ended June 30, 2008 which accounted for 26% of our sales.  The receivables due from these customers as of June 30, 2009 and 2008 totaled $718,582 and $100,681 respectively.  Furthermore, none of our customers have continuing obligations to purchase products from us. If our relationships with our largest customers deteriorated for any reason, we could lose a substantial portion of our net sales revenues, which would have a material adverse impact on our results of operations, liquidity and financial condition.

We own 21 active issued patents with three patents pending and one trademark with three additional trademarks applied for, which we believe are important to our business.  While we try to protect our intellectual property, if we are unable to do so our business could be harmed.

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

The loss of the services of our key employees, particularly the services rendered by Arthur Liu, our Chief Executive Officer and Principal Accounting and Finance Officer, could harm our business

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Arthur Liu, our Chief Executive Officer and Chief Financial Officer, and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We have historically utilized a single source to manufacture our products and during the twelve months ended June 30, 2008 we experienced significant negative issues with two successive suppliers.  Any negative issues with our current sole supplier could have a material adverse effect on our business and operating results and would jeopardize our ability to timely meet customer requirements or transition to a new vendor of become a multi-source company.

Because we have historically utilized a single third party manufacturer to manufacture our products, we are currently totally dependent on that supplier to meet the quality and volume requirements of our customers. The experiences of the last twelve months and our current dependency makes us vulnerable to relationship issues as well as performance issues with regard to the single source manufacturer which could lead to customer dissatisfaction and a loss of current and future business.  This could have a material adverse affect our business and operating results.

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

Our management owns or controls a significant number of the outstanding shares of our common stock, which may be detrimental to our minority stockholders.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ARAU.”  On July 31, 2009, our common stock traded 500 shares at a price of $.46.  Since then, our shares have traded at an average price of $.07 and there can be no assurance that an active trading market will be developed or maintained.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Employees

As of September 1, 2009, we employed 27 full-time employees and consultants. Of these, six employees and one consultant were located in Taiwan, 16 employees were located in Hong Kong and four employees (including our President and CEO, Vice President Engineering, and our controller) were located in Santa Fe Springs, California. We also employ various engineering design and financial consultants from time-to-time on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 3.                  LEGAL PROCEEDINGS.

On May 20, 2008, a complaint was filed in the Los Angeles Superior Court, number BC 391141, by Melvin Gagerman, Arthur Schwartz, Zvi Kurtzman, Cipora LaVut, Neal Kaufman and Steve Veen against Arthur Liu, AuraSound, Inc., a California corporation, Algo Technology, Inc., Algo Sound Inc., Gemini Partners and JP Group LLC. The plaintiffs allege breach of a verbal agreement by Arthur Liu and other causes of action. The complaint alleges that the plaintiffs were entitled to become shareholders of AuraSound, Inc. and/or Algo Sound Inc. as compensation for services rendered in connection with a proposed private placement.  The complaint alleges that the shares were issued and then placed in escrow pending the successful closing of such private placement.  The complaint further alleges that an agreement was reached whereby plaintiffs agreed to accept the amount of $2,243,815.97 in lieu of stock, but that such amount was never paid. The complaint prays for general damages in that amount plus punitive and exemplary damages and interest.  During August, 2009, an out- of- court settlement was reached with the plaintiff’s whereby  the complaint against the Company and certain other defendants was dismissed with prejudice.  The Company has no obligations under the settlement and will have no residual obligations relating to the complaint. Other than this action, we are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

2009	Low Bid	High Bid
First quarter ended September 30, 2008	$.300	$1.100
Second quarter to ended December 31, 2008	.001	.510
Third quarter ended March 31, 2009	.020	.080
Fourth quarter ended June 30, 2009	.010	.490

2008	Low Bid	High Bid
First quarter ended September 30, 2007	$1.100	$2.700
Second quarter to ended December 31, 2007	.350	1.250
Third quarter ended March 31, 2008	.420	1.090
Fourth quarter ended June 30, 2008	.510	1.100

Shareholders

As of September 9, 2009, there were 144 record holders of our common stock. This does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future. We intend to retain any earnings which we may realize in the foreseeable future to finance our operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Sales of Unregistered Securities

Not Applicable

Securities Authorized for Issuance under Equity Compensation Plans

The following table illustrates, as of June 30, 2009, information relating to all of our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a) (c)

Shareholder Approved Equity Incentive Plan	0	N/A	8,421,591

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

Basis of Presentation

Prior to June 7, 2007, we were a shell company and did not engage in any business operations and were dedicated to locating and consummating an acquisition. On June 7, 2007, we completed a $12.9 million private placement and acquired AuraSound in a stock acquisition. The 11,505,305 shares of common stock issued for the acquisition have been valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141. The operating results for the periods ended June 30, 2008 and 2009 include the full twelve month periods then ended.

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

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by Quanta, Hewlett Packard and Acer.   Quanta has included our  speakers into certain of their new product design specifications. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as mobile telephones, computers, televisions and personal digital assistants continue growing. As of the date of this report, we had a backlog of approximately $750,000 in orders.

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

Our Chief Executive Officer contacted Guoguang Electric Co. Ltd (“GGEC”), a company that was already producing speakers for Bose and Harmin Kardin among others, in an effort to place future production with a supplier with an established record of producing quality speakers for major OEM customers and on December 21, 2007, we entered into a three-year manufacturing agreement with GGEC.  GGEC has been able to satisfactorily meet the requirements of our customers and we are attempting to rebuild the relationships we lost.

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

RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2009 Compared to Fiscal Year Ending June 30, 2008

REVENUE

Revenue decreased by $336,729 or 18% compared to the prior year, from $1,888,692 to $1,551,963. The decrease in sales for the current year was the result of the problems incurred by the Company with two previous suppliers, Grandford Holdings and Zylux, which resulted in significant cancellations of orders and some loss of customers.  Please see our discussion above titled “Problems with our Suppliers”.  We have established GGEC as our new supplier, but the issues with the prior suppliers resulted in our missing the approval window for the current year models. We believe that we have been successful in re-establishing relationships and beginning to obtain approvals and orders for late 2009 and 2010 model releases.

GROSS PROFIT (LOSS)

Cost of sales for the year ended June 30, 2009 was $1,670,804 as compared to cost of sales of $2,057,878 for the year ended June 30, 2008, which resulted in a net loss for the current period of $118,841, compared to a net loss of $169,186 during the prior year . Since our performance problems with prior vendors, we have worked closely with GGEC to reduce reject rates, improve quality controls and re-establish customer acceptance.  The result has been a significant reduction in the reject rate and improved vendor pricing which resulted in the improved profitability.  While progress in gaining re-acceptance has been slow, we have begun to see results as our backlog has grown to approximately $750,000from approximately $350,000 at June 30, 2008.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the year ended June 30, 2009 totaled $788,310 as compared to research and development expenses of $1,217,994 for the year ended June 30, 2008, a reduction of $429,684 or 35%. This reduction is the result of a cost reduction program which has resulted in a reduction of salaries and related expenses. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2009 decreased by $2,731.593 or 64% to $1,519,566 as compared to $4,251,159 in general and administrative expenses for the year ended June 30, 2008. This decrease was mainly attributable to the elimination of the amortization related to the intangible assets deemed impaired at June 30, 2008. Also affecting the current year period was a reduction in legal expenses and the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

IMPAIRMENT OF INTANGIBLE ASSETS

In accordance with SFAS 142 and SFAS 144, an evaluation of the Company’s intangible assets was performed as of June 30, 2008 and it was determined that such assets were impaired due to insufficient undiscounted future cash flows to assure recovery of the carrying value of such assets. Accordingly, an impairment of intangible assets charge was recorded which amounted to $20,395,215.  No such charge was recorded for the year ended June 30, 2009.

PREPAID EXPENSES WRITTEN OFF

During the year ended June 30, 2008, the Company wrote off $341,406 relating to advances made to Grandford Holdings Ltd. due to the previously disclosed performance issues with that vendor. Please see our discussion above titled “Problems with our Suppliers”.  During the current year, the Company was working with GGEC and had made no such advances and had incurred no such performance issues.

INTEREST EXPENSE (Net)

Net interest expense totaled $144,085 for the year ended June 30, 2009 compared with $83,971 in the same prior year period. The net interest expense for the prior year was partially offset by interest income on the restricted cash deposit.  Current period interest charges relate primarily to the loans from GGEC which totaled $1,253,558 as of June 30, 2009 and to notes payable to InSeat Solutions LLC, a company owned by our Chief Executive Officer, which amounted to $1,264,791 as of  June 30, 2009.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of June 30, 2009 and June 30, 2008. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the year ended June 30, 2009 totaling $2,570,802 compared to a net loss of $26,458,932 during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our current liabilities exceeded our current assets by $4,364,480 compared to a deficit of $1,804,676 as of June 30, 2008.  As previously discussed, during the current year we have worked closely with GGEC in focusing our efforts on transitioning relationships with existing customers and establishing relationships with new customers in addition to insuring a disciplined quality assurance program both of which we believe are necessary for us to grow as a company and meet the demands of our customers.  While progress in gaining re-acceptance has been slow, we are beginning to see progress reflected in our backlog which totaled approximately $750,000 as of June 30, 2009.

Net cash used in operating activities during the year ended June 30, 2009 was $1,284,300 as compared to net cash used of $3,258,289 during the prior year. This was due primarily to an increase in accounts payable (mainly to GGEC), an increase in accrued expenses (mainly interest), an increase in the amounts due to an affiliate, and a reduction in both accounts receivable and inventory.

Cash used in investing activities for the year ended June 30, 2009 was $4,808 as compared to $108,688 of cash used during the same prior year period.  Cash used in both periods was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

Cash provided by financing activities for the year ended June 30, 2009 totaled $1,538,004 compared to cash provided by financing activities of $1,828,584 in the prior year. The cash provided  resulted primarily from the removal of the restriction on a $2,000,000 cash deposit and the proceeds from loans received from GGEC which totaled $1,253,558, mostly offset by the repayment of the credit facility and repayment of certain notes payable.

We had net operating loss carry-forwards of approximately $26,445,717 as of June 30, 2009, which will expire in various amounts through the year 2029. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. On September 25, 2008, we repaid our credit facility in full. On October 8, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of June 30, 2009, GGEC had advanced $1,253,558 under the terms of that agreement. While we believe that our long-term prognosis with GGEC as a financial partner is very positive, there can be no guarantees that the transaction with GGEC will be consummated or that the Company will be able to attract another financial partner or arrange for alternative financing in the absence of a transaction with GGEC. If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2009, the Company incurred losses of $2,570,802. The Company had an accumulated deficit of $35,599,842 as of June 30, 2009. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

On October 8, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. The transaction is expected to close within thirty days, however, if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail or cease operations or find alternative funding.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believes that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Year Became an Executive Officer or Director	Position(s)
Arthur Liu	69	2007	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Amy Liu	33	2007	Director
Robert Pearson	73	2008	Director
Judie Rothenberger	62	2008	Director
Donald North	35	2007	Vice President of Engineering

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

Arthur Liu, Chairman of the Board, Chief Executive Officer and Chief Financial Officer - Mr. Liu became our Chairman of the Board on July 4, 2007 and our Chief Executive Officer and Chief Financial Officer on June 7, 2007 in connection with our acquisition of AuraSound. Mr. Liu has served as the Chairman of AuraSound’s board of directors and as its Chief Executive Officer since 1999. Mr. Liu moved to the U.S. in 1991 and subsequently purchased and developed three companies: AuraSound, Alaris, a company engaged in developing computer video technologies, and InSeat Solutions, a company that develops and manufactures massage and heat components for chairs and sofas. Mr. Liu is currently operating AuraSound and InSeat and has since sold Alaris. Prior to moving to the U.S., Mr. Liu jointly purchased Universal Appliance Limited, a Hong Kong-based company where he served as the owner and general manager. Mr. Liu took the company public in 1987 and sold his shares in 1990. Prior to his purchase of Universal Appliance Limited, Mr. Liu served as the director of engineering at an electronics company in Hong Kong. Mr. Liu began his career as a mechanical engineer at an automotive and electronics company in Taiwan. Mr. Liu is a graduate of the Navy Academy in Taiwan where he majored in mechanical engineering. Mr. Liu is Amy Liu’s father. See “Certain Relationships and Related Party Transactions.”

Amy Liu, Director - Ms. Liu became a member of our board of directors on July 4, 2007 in connection with our acquisition of AuraSound. Ms. Liu is a Senior Art Director at BLT & Associates in Los Angeles, California, a creative design agency where she oversees marketing projects for clients such as Paramount, Sony Pictures, Warner Bros and Universal. Ms. Liu graduated from the Art Center College of Design in Pasadena, California in 2000. Ms. Liu is the daughter of Arthur Liu.

Robert C. Pearson, Director – Mr. Pearson became a director in January 2008.  He joined RENN Capital Group in April 1997 and is currently its Senior Vice President-Investments.  From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by RENN Capital Group.  From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues.  Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments where he served in several positions including Vice President-Controller and later as Vice President-Finance.  Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan.  He is currently a director of CaminoSoft Corporation, Riptide Worldwide, Vertical Branding and Simtek Corporation, all of which are publicly held.  He is also a director of eOriginal, Inc., a privately held company.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended June 30, 2009, none of our officers, directors or owners of 10% of our common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

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

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers  during our fiscal years ended June 30, 2008 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen- sation Earnings ($)	Other Comp ($)	Total ($)
Arthur Liu, Chief Executive Officer	2008	$360,000	0	0	0	0	0	0	$360,000
and President	2009	$155,385	0	0	0	0	0	0	$155,385

Donald North, Vice President	2008	$102,600							$102,600
Of Engineering	2009	$107,651	0	0	0	0	0	0	$107,651

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

The following table sets forth information as to our shares of common stock beneficially owned as of September 9, 2009 by: (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned(1)		Percentage of Common Stock Beneficially Owned(1)
Arthur Liu (3)	14,838,639		49.9%
Amy Liu	0		0%
Robert Pearson	0		0%
Judie Rothenberger	0		0%
Donald North	0		0%
Robert J. Eide	3,035,500		10.8%
Aegis Capital Corporation	3,327,368		11.9%
Vision Opportunity Master Fund, LTD 20 W. 55 th Street, 5 th Floor New York, NY 10019	9,380,582	(4)	26.4%
Renaissance US Growth Investment Trust PLC8080 N. Central Expressway, Suite 210, LB 59 Dallas, TX 75206	4,000,000	(5)	13.3%
Funds to which RENN Capital Group serves as investment advisor (which includes Renaissance US Growth Investment Trust PLC)	9,000,000	(6)	27.6%
All Directors and Officers as a group (5 persons)	14,838,639		49.9%

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
(3)
All of the securities owned by Arthur Liu were subject to a two-year lock-up commencing on August 1, 2007, except with respect to charitable gifts or for estate planning purposes.  This agreement was entered into in conjunction with the private offering that initially closed on June 7, 2007.  This provision was reduced to one year in January 2008.  Includes 1,666,667 common shares and 1,666,667 warrants issued on October 15, 2007 to Inseat Solutions LLC, an entity controlled by Mr. Liu.

(4)
Vision Opportunity Master Fund, LTD acquired these securities pursuant to our private placement on June 7, 2007. Includes 1,880,582 shares of our common stock directly owned and also includes 7,500,000 shares of our common stock issuable upon exercise of a five-year warrant at an exercise price of $1.50 per share.

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

Board Independence

Our board of directors presently consists of Mr. Arthur Liu, an executive officer, Ms. Amy Liu, his daughter, Ms Judie Rothenberger and Mr. Robert Pearson.  While our common stock is not traded on any exchange, we have used Section 803(A)(2) of the Rules of NYSE Amex to determine if our directors are “independent.”  Using the definition of “independent” as set forth in Section 803(A)(2), we have determined that we have no independent directors.

Related Party Transactions

Long term notes payable at June 30, 2008 consist of notes payable to InSeat Solutions LLC, an entity controlled by Arthur Liu.  These notes were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the period ended June 30, 2008 and 2007 amounted to $115,122 and $16,964 respectively. In conjunction with the private placement it undertook on June 7, 2007, the Company agreed that it would not repay more than $900,000 of the June 6, 2007 balance without shareholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of a management fee accrual to the related party.  The balance due to InSeat Solutions LLC as of June 30, 2009 amounted to $1,677,084.  As of June 30, 2009, the accrued interest on the notes payable to this related party amounted to $126,980 and is reflected in accrued expenses on the accompanying financials.

On October 15, 2007, the Company exchanged $2,500,000 of related party debt owing to InSeat Solutions LLC, including accrued interest thereon, into 1,666,667 units. Each unit consisted of one share of the Company’s $0.01 par value common stock and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share.  On the exchange date, the fair market value of the stock was $0.51 per share for a total amount of $850,000. The fair market value of the warrants was $126,758 calculated using the Black-Scholes model using the following assumptions: discount rate of 4.40%, volatility of 15% and expected term of one year.

We have a management contract with InSeat Solutions, LLC.  We have accrued a total management fee of $240,000, for the year ended June 30, 2009 for services provided to us by this entity, all of which remains unpaid as of June 30, 2009.

We share office space with InSeat Solutions, LLC and have agreed to pay 40% of the rent commitment.  For the period ended June 30, 2009 this amount totaled $79,892, all of which remains unpaid as of June 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees estimated to be billed for the fiscal year ended June 30, 2009 for professional services rendered by our principal accountants for the audit of our annual financial statements is $45,000, of which $20,000 had already been paid as of the date of filing this report. The aggregate fees billed for the fiscal year ended June 30, 2008 were $45,000.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal year ended June 30, 2009 for professional services rendered by our principal accountants for the review of the financial statements included in our quarterly reports on Form 10-QSB and other services provided by the accountants in connection with statutory and regulatory filings were $75,000.  The aggregate fees billed for the fiscal year ended June 30, 2008 were $80,000.

TAX FEES

The aggregate fees billed for the fiscal year ended June 30, 2009 for professional services rendered by our principal accountants for tax advice was $5,000.  The aggregate fees  paid for tax advice for the fiscal year ended June 30, 2008 was $7,000.

ALL OTHER ACCOUNTANT FEES

No fees were billed or paid for other professional services rendered by our principal accountants for the fiscal years ended June 30, 2009 and June 30, 2008.

ITEM 15.	EXHIBITS.

Exhibit Number	Description
2.1
Amended and Restated Agreement and Plan of Share Exchange dated June 7, 2007 among AuraSound, Inc. and the shareholders of AuraSound, Inc. on the one hand, and Hemcure, Inc., Bartly J. Loethen and Synergy Business Consulting LLC, on the other hand (1)

3.1	Articles of Incorporation (2)

3.2	By-Laws (1)

4.1	Specimen Certificate of Common Stock (3)

4.2	Form of Warrant issued to GP Group, LLC(4)

4.3	Form of Warrant issued to former warrant holders of AuraSound(4)

4.4	Form of Warrant issued to investors in our Unit Offering closed on June 7, 2007 (1)

4.5	AuraSound, Inc. 12% Promissory Note , dated December 29, 2006 , in the amount of $750,000 issued to Mapleridge Insurance Services(4)

4.6	AuraSound, Inc. 10% Promissory Note , dated January 29, 2007 , in the amount of $500,000 issued to Westrec Properties, Inc. & Affiliated Companies 401(k) Plan(4)

4.7	AuraSound, Inc. 12% Promissory Note , dated February 5, 2007 , in the amount of $500,000 issued to Apex Investment Fund, Ltd.(4)

4.8	AuraSound, Inc. 12% Promissory Note , dated April 2, 2007 , in the amount of $500,000 issued to Clearview Partners, LLC,(4)

4.9	AuraSound, Inc. 12% Promissory Note , dated February 14, 2007 , in the amount of $200,000 issued to YKA Partners, Ltd.(4)

10.1	$10.0 Accounts Receivable credit facility with Bank SinoPac(4)

10.2	$2.0 million Letter of Credit facility with Bank SinoPac(4)

10.3	Agreement to Convert Debt dated October 15, 2007 between the registrant and Arthur Liu(5)

10.4	Manufacturing Agreement entered into between AuraSound, Inc. and Guoguang Electronic Co., Ltd. on December 12, 2007(6)

10.5	Promissory Note dated March 3, 2008 in the amount of $461,080 in favor of InSeat Solutions, Inc.(7)

10.6	Nonbinding letter of intent dated October 7, 2008 between AuraSound, Inc. and GGEC America(8)

21	Subsidiaries of registrant(9)

31	Certification of President/Chief Executive Officer and Principal Accounting and Finance Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934(9)

32
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

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
(8) Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2008.
(9) Filed herewith.

AURASOUND, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AuraSound, Inc.

We have audited the accompanying consolidated balance sheets of AuraSound, Inc. (a Nevada corporation) as of June 30, 2009 and June 30, 2008 and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuraSound, Inc. as of June 30, 2009 and June 30, 2008 and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2009, the Company incurred net losses of $2,570,802. In addition, the Company had negative cash flow from operating activities amounting to $1,284,300 for the year ended June 30, 2009. These factors, among others, as discussed in Note 10 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
September 9, 2009

AURASOUND, INC.
(FORMERLY HEMCURE, INC.)
CONSOLIDATED BALANCE SHEET

	June 30, 2009	June 30, 2008
Assets
Current Assets
Cash and cash equivalents	$321,455	$72,559
Restricted cash	-	2,000,000
Trade accounts receivable, net	928,471	301,562
Inventories - net	164,994	365,444
Other assets	2,291	99,672
Total current assets	1,417,211	2,839,237

Property and equipment, net	89,834	100,832

Total Assets	$1,507,045	$2,940,069

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$2,374,747	$924,612
Accrued expenses	451,302	301,663
Line of credit	-	2,000,000
Factoring payable	-	145,477
Due officer	25,000	-
Due affiliate	412,293	99,132
Notes payable	1,253,558	-
Note payable-related party	1,264,791	1,173,029
Total Liabilities	5,781,691	4,643,913

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 28,071,972 issued and outstanding	280,720	280,720
Additional paid-in-capital	31,044,476	31,044,476
Accumulated deficit	(35,599,842)	(33,029,040)
Total Stockholder's Deficit	(4,274,646)	(1,703,844)

Total Liabilities and Stockholders' Deficit	$1,507,045	$2,940,069

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
(FORMERLY HEMCURE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Net Revenue	$1,551,963	$1,888,692

Cost of sales	1,670,804	2,057,878

Gross Loss	(118,841)	(169,186)

Operating expenses
Research & development	788,310	1,217,994
Selling, general and administrative expenses	1,519,566	4,251,159
Impairment of intangible assets	-	20,395,215
Advance to vendors written off	-	341,406
Total operating expenses	2,307,876	26,205,775

Loss from operations	(2,426,717)	(26,374,961)

Other Expense
Interest expense (net)	144,085	83,971
Net Loss	$(2,570,802)	$(26,458,932)

Basic & diluted net income (loss) per share	$(.09)	$(1.18)

Weighted average shares of share capital outstanding - basic & diluted	28,071,972	22,478,758

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
(FORMERLY, HEMCURE, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Capital Stock		Paid In	Shares to be	Accumulated	Total Stockholder's
	Shares	Amount	Capital	issued	Deficit	Equity(Deficit)
Balance June 30, 2007	2,000,000	$20,000	$5,718,572	$23,180,046	$(6,570,108)	$22,348,510

Issuance of shares committed in prior year	11,505,305	115,053	11,390,252	(11,505,305)	-	-
Private Placement shares-cash
received in prior year	12,900,000	129,000	11,452,319	(11,674,741)	-	(93,422)
Issuance for exchange of debt	1,666,667	16,667	2,483,333			2,500,000
Net loss for the year ended
June 30, 2008					(26,458,932)	(26,458,932)
Balance June 30, 2008	28,071,972	$280,720	$31,044,476	$-	$(33,029,040)	$(1,703,844)
Net loss for the year ended June 30, 2009	-	-	-	-	(2,570,802)	(2,570,802)
Balance June 30, 2009	28,071,972	$280,720	$31,044,476	$-	$(35,599,842)	$(4,274,646)

The accompanying notes are an integral part of these consolidated financial statements

 AURASOUND, INC
(FORMERLY, HEMCURE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,570,802)	$(26,458,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,806	2,181,314
Provision for bad debt	-	96,170
Provision for obsolete inventory	208,901	78,645
Impairment of intangible assets	-	20,395,215
(Increase) / decrease in assets:
Accounts receivable	(626,909)	135,165
Inventories	(8,451)	(295,666)
Other current assets	97,381	(99,672)
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	1,599,774	709,473
Total adjustments	1,286,502	23,200,643
Net cash used in operations	(1,284,300)	(3,258,289)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(4,808)	(108,688)
Net cash used in investing activities	(4,808)	(108,688)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) advances on credit facility	(2,145,477)	2,145,477
Restriction on cash removed	2,000,000	-
(Repayments) proceeds of related party notes payable	91,762	365,397
Payment on loans payable	-	(688,000)
Proceeds from affiliate	313,161	99,132
Due to officer	25,000	-
Proceeds from loans payable	1,253,558	-
Private placement fee	-	(93,422)
Net cash provided by (used in) financing activities	1,538,004	1,828,584

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	248,896	(1,538,393)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	72,559	1,610,952
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$321,455	$72,559

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$7,508	$78,074
Income tax payments	$-	$-
Non-cash transactions

Supplemental disclosure of non-cash and investing activities:
Shares issued for related party payables	$-	$2,500,000
Deemed dividend for warrants issued	$-	$1,058,090

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Hemcure, Inc. (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was incorporated on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components using electromagnetic technology. The Company, through it’s acquisition of Aura Sound, became an operating entity and is no longer a development stage entity. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

Basis of Presentation

Prior to June 7, 2007, the Company did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 shares of common stock issued for the acquisition have been valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141. The operating results for the periods ended June 30, 2009 and June 30, 2008 include the operating results of AuraSound, Inc. for the full twelve month periods.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of June 30, 2009 and 2008, the allowance for doubtful accounts amounted to $59,040 and $255,864 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of June 30, 2009 and 2008, the allowance for obsolescence amounted to $286,853 and $78,645 respectively.

AURASOUND, INC.
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

Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets. As of June 30, 2009 and June 30, 2008, the Company had net property, plant and equipment in the amount of $89,834 and $100,832 respectively consisting of the following:

	2009	2008
Machinery & Equipment	$6,802	$2,850
Tooling	105,193	105,193
Computer equipment	1,501	645
Accumulated depreciation	(23,662)	(7,856)
Total	$89,834	$100,832

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

Valuation of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation of Long-Lived Assets (continued)

a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended June 30, 2009 and 2008.

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at June 30, 2009 and June 30, 2008.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as the Company consists of one reportable business segment as of June 30, 2009 and 2008.

AURASOUND, INC.
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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2009, the Company had no potentially dilutive warrant shares outstanding.  At June 30, 2008, the Company had 245,000 potentially dilutive warrant shares outstanding.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of the fiscal year ended June 30, 2007.

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

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

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.  In June, 2009, this pronouncement was replaced by SFAS 168.  The Company is currently evaluating the impact of SFAS 168.

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

NOTE 3 - INVENTORIES

Inventories at June 30, 2009 and 2008 consisted of the following:

	2009	2008
Raw materials	$13,568	$10,050
Finished goods	438,279	434,039
Provision for obsolescence	(286,853)	(78,645)
Total	$164,994	$365,444

NOTE 4 -ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2009 and 2008:

	2009	2008
Accrued consulting fees	$236,359	$236,359
Accrued interest	167,738	37,138
Accrued payroll and others	47,205	28,166
Total	$451,302	$301,663

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- DEBT AGREEMENTS & RESTRICTED CASH

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million fixed deposit credit facility were made available to the Company. Obligations under the agreement are secured by substantially all the assets of the Company. The accounts receivable facility, which may be used for working capital and other general corporate purposes bears interest at the rate of prime minus .5%. The letter of credit facility bears interest at the rate of TCD plus 1%. The credit facility is also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. The Company was not in compliance of certain covenants as of June 30, 2008. As of June 30, 2008, $2,000,000 had been drawn from this facility.

Pursuant to the credit facility, the Company has also pledged and assigned a time certificate of deposit account for one year having an initial deposit balance of $2,000,000 to be held and maintained at all times with the bank. On June 30, 2008, this balance was recorded as a restricted cash balance in the accompanying financials.  As of September 25, 2008, the Company had repaid all amounts due under the accounts receivable credit facility with Bank SinoPac and had repaid the $2.0 million in loans plus accrued interest thereon which had been made to the Company by Bank SinoPac under the deposit credit facility by collecting the restricted cash deposit totaling $2.0 million plus accrued interest thereon and applying the amount received to repay the debt. The restricted cash deposit was the primary security for the deposit credit facility.

Factoring payable

At June 30, 2008, the factoring charge amounted to one half of one percent (.50%) of the gross amount of accounts receivable assigned to the factor (Bank SinoPac) on a non-recourse basis. In addition, for all accounts factored on a recourse basis, the Company pays the factor fifteen hundreths of one percent (.15%) of the gross amount of accounts receivable assigned. The Company’s obligations to the bank were collateralized by all of the Company’s present and future tangible and intangible assets including documents, instruments, chattel paper, returned or repossessed goods and all books and records and proceeds of the foregoing. The advances for the factored receivables are made pursuant to the revolving credit and security agreement, which expires on the first anniversary date unless terminated earlier by the factor upon the occurrence of an event of default. This agreement shall be automatically renewed each year on the anniversary date for an additional one year term unless the Company or the factor provides the other with written notice of non-renewal of the agreement. There are no specific covenants attached to the credit line except a $20.00 wire fee per transaction. As of June 30, 2008 the factor payable amounted to $145,477.  As of September 25, 2008, the Company had repaid all amounts due under the accounts receivable credit facility with Bank SinoPac.

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

NOTE 6 - RELATED PARTY TRANSACTIONS AND COMMITMENT

The Company pays $20,000 per month as a management fee to an entity owned by our Chairman of the board of directors, Mr. Arthur Liu, for the services provided such as accounting, shipping and receiving, and general administrative. The Company paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation is 40% of the rent payable by the related entity to the landlord.  The annual rent commitment to the landlord is as follows:

Year ended	Amount
June 30, 2009	$80,038
June 30, 2010	$82,205
June 30, 2011	$84,431

The lease will expire on July 31, 2013.  The Company is not a party to the lease.

As of June 30, 2009, the total amount of $412,293 was due to the affiliate for various costs and expenses.

Notes payable to related party as of June 30, 2009 and June 30, 2008 amounting to $1,264,791 and 1,173,029 respectively consist of notes payable to an entity controlled by our Chief Executive Officer and Chairman. These notes were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009 or on demand. Interest expense for the periods ended June 30, 2009 and 2008 amounted to $102,997 and $115,122 respectively.

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009 and 2008, the accrued interest on the notes payable to this related party amounted to $131,050 and $23,880 respectively and is reflected in accrued expenses on the accompanying financials. The total amount due to this related party including notes and accrued costs and expenses  as of June 30, 2009 amounted to $1,677,084.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

At June 30, 2008 and June 30, 2009, the Company was authorized to issue 20,000,000 shares of $0.01 par value preferred stock and 100,000,000 shares of $0.01 par value common stock. As of June 30, 2008 and 2009 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of June 30, 2008 and June 30, 2009.

On October 15, 2007, the Company exchanged $2,500,000 of related party debt including accrued interest thereon into 1,666,667 units (Note 6)

NOTE 8 -  WARRANTS

Following is a summary of the status of warrants outstanding at June 30, 2009:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.80	245,000	$-
$1.00	3,200,000	60	$1.00	3,200,000	$-
$1.50	14,566,667	60	$1.50	14,566,667	-
	18,011,667			18,011,667	$-

The following table summarizes the activity for all stock warrants outstanding at June 30, 2009:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2007	16,346,000	$1.39	3.94 years	$393,500
Granted	1,666,667	1.50	4.30 years	-
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2008	18,011,667	$1.40	3.97 years	$393,500
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2009	18,011,667	$1.40	3.01 years	$-

The value of the warrants was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.40%, volatility of 25% and expected term of five years.

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company did not record any income tax expense due to net loss during the years ended June 30, 2009 and 2008. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the years ended June 30, 2009 and 2008:

	2009	2008
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	—%	—%

The following table summarizes the significant components of the Company's deferred tax asset at June 30, 2009, and 2008:

	2009	2008
Deferred tax asset due to net operating loss:	$11,159,946	$276,992
Valuation allowance	(11,159,946)	(276,992)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At June 30, 2009, the Company had net operating loss carry-forwards of approximately $26,445,717, which expire through June 30, 2029.  Certain of the NOL is subject to a restriction under section 382 of the Internal Revenue Code, whereby the amount which may be reflected in any one year is limited.

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2009 and 2008, the Company incurred losses of $2,570,802 and $26,458,932, respectively. The Company had an accumulated deficit of $35,599,842 as of June 30, 2009.

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

In June 2007, the Company completed a $12.9 million private placement aimed at providing sufficient funds to establish AuraSound as a significant source for speakers designed for notebook computers and cell phones in addition to its already established home entertainment line of speakers.  Immediately following the closing, approximately $1.8 million was used to pay the expenses related to the offering, approximately $4.4 million was used to pay-off certain bridge loans, including interest, and $2 million was deposited into an account with our primary bank, in accordance with the terms of a lending agreement.  In addition, in order to ramp-up production at the manufacturer in China, we established a prepayment policy with Grandford Holdings, Ltd., then the company’s long-term supplier, and sent $4.2 million to Grandford Holdings, Ltd. during June and July 2007 for the purchase of inventory, engineering services, tools, jigs, dies and special equipment.  The remaining $.5 million, $2.0 million drawn on the deposit credit facility and an additional $635,000 loaned to us by Arthur Liu, our Chief Executive Officer, Chairman of the board of directors, and our largest stockholder, has been used to fund the establishment of offices in Hong Kong, Taiwan, Shanghai and Japan and to cover overhead at the corporate offices in Santa Fe Springs, California through July 2008. As of June 30, 2008, the Company had exhausted the cash provided by the private placement and was dependant upon advances from  its President and CEO in order to continue operating. On October 8, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. The transaction is expected to close within thirty days, however, if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail or cease operations or find alternative funding.

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- MAJOR CUSTOMERS AND MAJOR VENDORS

The Company had two major customers during the year ended June 30, 2009 which accounted for 65% of its sales.  The Company had two major customers during the year ended June 30, 2008 which accounted for 26% of its sales. The receivables due from these customers as of June 30, 2009 and 2008 totaled $718,582 and $100,681 respectively.

The Company had one major vendor during the year ended June 30, 2009 which accounted for 100% of the Company’s purchases. During the year ended June 30, 2008 one major vendor accounted for 97% of the Company’s purchases.  See “Problems with our Suppliers” on page 18.
The amount due this vendor as of June 30, 2009 and 2008 totaled $2,191,739 and $778,882 respectively.

NOTE 12   IMPAIRMENT OF GOODWILL

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS No. 142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the acquisition of AuraSound, Inc. which amounted to US$7,000,451 was fully impaired as of June 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: September 14, 2009	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Arthur Liu	Director	September 14, 2009
Arthur Liu	Chief Executive Officer, President, Principal Accounting and Finance Officer and Chairman of the Board

/s/ Amy Liu	Director	September 14, 2009
Amy Liu

/s/ Robert Pearson	Director	September 14, 2009
Robert Pearson

/s/ Judie Rothenberger	Director	September 14, 2009
Judie Rothenberger