Form 10-Q
period 2009-09-30
AuraSound, Inc.
filed 2009-11-06
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q

☒   QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No (This registrant is not yet subject to this Regulation.)

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

As of November 2, 2009, the issuer had 28,071,972 shares of its common stock, $.01 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - (Unaudited) as of September 30, 2009 and June 30, 2009	3

Consolidated Statements of Operations - (Unaudited) For the three months ended September 30, 2009 and 2008	4

Consolidated Statements of Cash Flows - (Unaudited) For the three months ended September 30, 2009 and 2008	5

Notes to Consolidated Financial Statements - (Unaudited)	6

AuraSound, Inc.
Consolidated Balance Sheets
(In whole dollars)
  (Unaudited)
	September 30, 2009	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$250,197	$321,455
Trade accounts receivable- net	1,695,541	928,471
Inventories - net	237,418	164,994
Other assets	-	2,291
Total current assets	2,183,156	1,417,211

Property and equipment, net	86,894	89,834

Total Assets	$2,270,050	$1,507,045

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$3,462,719	$2,374,747
Accrued expenses	621,245	451,302
Due affiliate	449,807	412,293
Due to officer	25,000	25,000
Notes payable	1,253,558	1,253,558
Note payable-related party	1,264,527	1,264,791
Total Liabilities	7,076,856	5,781,691

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 28,071,972 shares issued and outstanding	280,720	280,720
Additional paid-in-capital	31,044,476	31,044,476
Accumulated deficit	(36,132,002)	(35,599,842)
Total Stockholder's Deficit	(4,806,806)	(4,274,646)

Total Liabilities and Stockholders' Deficit	$2,270,050	$1,507,045

See accompanying notes to unaudited consolidated financial statements.

AuraSound, Inc.
Consolidated Statement of Operations
(In whole dollars, except share data)
(Unaudited)

	Three months ended September 30,
	2009	2008
Net sales	$1,278,900	$211,629
Cost of sales	1,211,353	194,155
Gross profit (loss)	67,547	17,474

Research and development expenses	125,828	289,095
Selling, general and administrative expenses	429,783	456,851

Loss from operations	(488,064)	(728,472)
Interest expense (net)	44,096	38,981

Loss before income tax expense	(532,160)	(767,453)

Income tax expense – Note 9	-	-
Net loss	$(532,160)	$(767,453)
Loss per common share:
Basic and diluted	$(0.02)	$(0.03)
Weighted average shares used in per share calculation:
Basic and diluted	28,071,972	28,071,972

The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements

AuraSound, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	Three months ended September 30,
	2009	2008
Cash Flows from Operating activities:
Net loss	$(532,160)	$(767,453)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,152	3,907
Changes in operating assets and liabilities
Accounts receivable, net	(767,070)	138,939
Inventory	(72,424)	7,686
Accounts payable	1,087,972	185,807
Accrued expenses	169,943	201,978
Due affiliate	37,514	80,000
Other	2,027	99,672
Net cash used in operating activities	(70,046)	(49,464)
Cash Flows from Investing activities:
Purchase of property and equipment	(1,212)	-
Cash Flows from Financing activities:
Repayments of amounts advanced under line of credit	-	(2,145,477)
Proceeds of restricted cash	-	2,000,000
Proceeds (repayment) of related party notes payable	-	149,982
Repayments of related party debt	-	(24,319)
Due to Officer	-	25,000
Increase in loans payable	-	150,421
Net cash provided by financing activities	-	155,607
Net increase (decrease) in cash and cash equivalents	(71,258)	106,143
Cash and cash equivalents, beginning of period	321,455	72,559
Cash and cash equivalents, end of period	$250,197	$1787024
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$16,522
Cash paid for income taxes	$-	$-

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

Basis of Presentation

Prior to June 7, 2007, Aurasound, Inc. did not engage in any operations and was dedicated to locating and consummating an acquisition, including the requisite fund raising efforts. On June 7, 2007, the Company completed a $12.9 million private placement and acquired AuraSound, Inc. in a stock acquisition. The 11,405,305 shares of common stock issued for the acquisition were valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141 (ASC 805).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared by AuraSound, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of September 30, 2009 and June 30, 2009 the allowance for doubtful accounts amounted to $44,046 and $59,040 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of September 30, 2009 and June 30, 2009, the allowance for obsolescence amounted to $197,782 and $286,853 respectively.

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

As of September 30, 2009 and June 30, 2009, property, plant and equipment consisted of the following:

	September 30, 2009	June 30, 2009

Machinery and equipment and tooling	$6,802	$6,802
Tooling	105,193	105,193
Computer equipment	2,713	1,501
Accumulated depreciation	(27,814)	(23,662)
Total	$86,894	$89,834

Depreciation expenses were $4,152 and $3,907 for the three month periods ended September 30, 2009 and 2008.

The Company utilizes a facility leased to it by a related party.

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at September 30, 2009.

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

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2009, the Company had no potentially dilutive warrant shares outstanding.

New Accounting Pronouncements

In June 2009, the FASB issued SFASB No.167, Consolidation of Variable Interest Entities, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us on July 1, 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us on October 1, 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning July 1, 2010. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.

Reclassifications:

For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with reporting classifications of the current year periods.

NOTE 3 - INVENTORIES

Inventories at September 30, 2009 and June 30, 2009 consisted of the following:

	September 31, 2009	June 30, 2009
Raw materials	$16,291	$13,568
Finished goods	418,909	438,279
Provision for obsolescence	(197,782)	(286,853)
Total	$237,418	$164,994

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Accrued consulting	$236,359	$236,359
Accrued interest	211,833	167,738
Accrued payroll and others	173,053	47,205
Total	$621,245	$451,302

NOTE 5 - NOTES PAYABLE

On October 6, 2008, one of our vendors, GGEC, entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of September 30, 2009, GGEC had advanced $1,253,558 under the terms of that agreement. Such advances bear interest at 6% per annum, are secured by all the assets of AuraSound, Inc. and are payable in full plus accrued interest upon the earlier of the termination of the agreement or the closing of the transaction contemplated by the letter of intent. As of September 30, 2009, GGEC had obtained approvals to proceed with the transaction from the Chinese government, had completed their due diligence review of AuraSound, Inc. and the Company had initiated the process of completing the conditions precedent to an effective closing which includes appropriate approvals and filings as specified in the transaction documents.

NOTE 6- RELATED PARTY AND COMMITMENT

Notes payable to related party at September 30, 2009 and June 30, 2009 amounting to $1,264,527 and $1,264,791 respectively consist of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the three month period ended September 30, 2009 and September 30, 2008 amounted to $25,292 and $25,497 respectively.

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

As of September 30, 2009 and June 30, 2009, the total amount of $449,807 and $412,293 were due to the affiliate for such charges respectively. The amount is payable on demand and does not bear interest.

As of September 30, 2009, a total amount of $25,000 was due to our Chief Executive Officer. The amount is payable on demand and does not bear interest

NOTE 7- STOCKHOLDERS' EQUITY

Common Stock

At September 30, 2009, the Company was authorized to issue 20,000,000 shares of $.01 par value preferred stock and 100,000,000 shares of $.01 par value common stock. As of September 30, 2009 and June 30, 2009 there were no preferred shares issued and outstanding. There were 28,071,972 common shares issued and outstanding as of September 30, 2009 and June 30, 2009.

NOTE 8- WARRANTS

As of September 30, 2009, the Company reserved 18,011,667 shares of common stock for issuance in respect of warrants.

Following is a summary of the status of warrants outstanding at September 30, 2009:

	Outstanding			Exercisable
Price	Shares	Life (Months)	Weighted Average Exercise Price	Shares	Intrinsic Value
$0.80	245,000	60	$0.01	245,000	$-
$1.00	3,200,000	60	$0.18	3,200,000	-
$1.50	14,566,667	60	$1.21	14,566,667	-
	18,011,667		$1.40	18,011,667	$-

The following table summarizes the activity for all stock warrants outstanding at September 30, 2009:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2009	18,011,667	$1.40	3.01 years	$-
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Outstanding September 30, 2009	18,011,667	$1.40	2.75 years	$-

NOTE 9- INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended September 30, 2009 and 2008. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended September 30, 2009 and 2008:

	2009	2008
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at September 30, 2009, and 2008:

	2009	2008
Deferred tax asset:	$11,374,471	$10,437,000
Valuation allowance	(11,374,471)	(10,437,000)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At September 30, 2009, the Company had net operating loss carry-forwards of approximately $26,933,781, which expire through September 30, 2029. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended September 30, 2009, the Company incurred losses of $532,160. The Company had an accumulated deficit of $36,132,002 as of September 30, 2009. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

On October 6, 2008, the Company entered into a non-binding letter of intent with GGEC pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. GGEC is in the final stages of its due diligence investigation, however if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

NOTE 11- MAJOR CUSTOMERS AND MAJOR VENDORS

There were two major customers of the Company during the three month period ended September 30, 2009 which accounted for 91% of the Company’s sales. The receivables due from these customers as of September 30, 2009 totaled $1,685,729. During the three month period ended September 30, 2008, there were three major customers of the Company which accounted for 59% of the Company’s sales. The receivables due from these customers as of September 30, 2008 totaled $159,342.

During the current three month period ended September 30, 2009, the Company had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of September 30, 2009, the Company owed $3,431,585.75 to GGEC for tools, jigs, molds, raw materials and finished products relating to products which had been manufactured for the Company. As of September 30, 2009, GGEC had also advanced $1,253,558 to the Company (see Note 5).

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

From a product development standpoint, our company has focused its research and development efforts during the last two years on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Hewlett Packard and Acer.  NEC and Quanta have included our speakers into certain of their new product design specifications. We believe that the market for micro-audio products is significant and we expect continued rapid growth as the consumer appetite for devices such as mobile telephones, computers, televisions and personal digital assistants continues to grow. As of the date of this report, we had a backlog of approximately $750,000 in orders.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

REVENUE

Revenue increased by $1,067,271 or 504% compared to the same prior year period, from $211,629 to $1,278,900. The increase in sales for the current period has been the result of efforts by the Company and GGEC to re-establish relationships damaged by the problems incurred by the Company during 2007 and 2008 with two previous suppliers, Grandford Holdings and Zylux. Please see our discussion above titled “Problems with our Suppliers”. While the prior year results reflected the problems of the time, the current period results reflect significant progress in re-establishing the Company with prior customers and responding to new opportunities with new customers. The largest increase has come in applications which utilize our newly redesigned mini-speakers such as notebook computer manufacturers. Speakers which utilize our NRT Technology have also experienced a significant increase in demand due to a focused marketing effort and our ability to provide quality products on a timely basis with our current supplier, GGEC.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended September 30, 2009 was $1,211,353 as compared to cost of sales of $194,155 for the three months ended September 30, 2008, which resulted in a gross profit for the current quarter of $67,547, compared to $17,474 during the prior year period. With the emphasis on re-establishing credibility with our OEM customers, additional time and cost has been incurred to insure that quality standards are met. The result has been to defer significant profitability improvements while insuring the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rates and improved vendor acceptance of our products has resulted in an improved backlog which has increased to approximately $750,000 as of September 30, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended September 30, 2009 totaled $125,828, a reduction of $163,267 or 56% from the $289,095 incurred for the same prior year period. This reduction is the result of a cost reduction program which resulted in a reduction of salaries and related expenses. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended September 30, 2009 decreased by $27,068 or 6% to $429,783 as compared to $456,851 for the quarter ended September 30, 2008. Affecting the current year period was a reduction in legal expenses and the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Net interest expense totaled $44,096 in the quarter ended September 30, 2009 compared with net interest expense of $38,981 for the quarter ended September 30, 2008.  Current interest charges relate primarily to the loans from GGEC which totaled $1,253,558 as of September 30, 2009 and to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, which amounted to $1,264,527 as of September 30, 2009.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of September 30, 2009 and September 30, 2008. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the three month period ended September 30, 2009 of $532,160 compared to a net loss of $767,453 during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our current liabilities exceeded our current assets by $4,893,700 compared to a deficit of $4,364,480 as of June 30, 2009. As previously discussed, during the current year we have worked closely with GGEC in focusing our efforts on transitioning relationships with existing customers and establishing relationships with new customers in addition to insuring a disciplined quality assurance program both of which we believe are necessary for us to grow as a company and meet the demands of our customers. Progress in gaining re-acceptance has been gaining momentum as reflected in the increased sales revenue and a backlog which has improved to about $750,000 as of September 30, 2009. The JIT inventory program for Quanta has been successful for both Quanta and the Company by providing longer runs and more efficient production scheduling while not resulting in a significant increase in inventory.  Production for the 2010 models is expected to begin during late 2009 and the beginning of 2010. Indications are that the Company has made significant gains in acceptance and trust with key customers. We expect to see a continuing increase in our backlog and believe that we have now established a solid foundation for the expected growth of the Company.

 Net cash used in operating activities during the three months ended September 30, 2009 was $70,046 as compared to net cash used of $49,464 during the same period in the prior year. This was due primarily to an increase in accounts receivable and the net loss from operations mostly offset by an increase in accounts payable (mainly to GGEC), an increase in accrued expenses (mainly interest)and an increase in the amounts due to an affiliate.

Cash used in investing activities for the three months ending September 30, 2009 was $1,212. Cash used in the period was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products. There was no cash used in investing activities during the same prior year period.

There was no cash provided by financing activities for the three month period ended September 30, 2009. Cash provided by financing activities during the period ended September 30, 2008 was $155,607. The net cash provided during the prior year period was primarily the result of advances from GGEC of $150,421. Also reflected in the prior year period was the repayment of the credit facility with the proceeds of the restricted cash deposit.

We had net operating loss carry-forwards of approximately $26,933,781 as of September 30, 2009, which will expire in various amounts through the year 2029. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. On September 25, 2008, we repaid our credit facility in full. We are currently in discussions with Bank SinoPac for the establishment of a new credit facility. On October 8, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of September 30, 2009, GGEC had advanced $1,253,558 under the terms of that agreement. While we believe that our long-term prognosis with GGEC as a financial partner is very positive, there can be no guarantees that the transaction with GGEC will be consummated or that the Company will be able to attract another financial partner or arrange for alternative financing in the absence of a transaction with GGEC. If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended September 30, 2009, the Company incurred losses of $532,160. The Company had an accumulated deficit of $36,132,002 as of September 30, 2009. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

On October 8, 2008, the Company entered into a non-binding letter of intent with GGEC pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. GGEC is in the final stages of its due diligence investigation however if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

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

AURASOUND, INC.

Dated: November 6, 2009	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer