Form 10-Q
period 2009-12-31
AuraSound, Inc.
filed 2010-02-12
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q

☒   QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Registrant’s telephone number: (562) 821-0275

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of February12, 2010, the issuer had  4,678,662  shares of its common stock, $.01 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - (Unaudited) as of December 31, 2009 and June 30, 2009	3

Consolidated Statements of Operations - (Unaudited) For the three months and six months ended December 31, 2009 and 2008	4

Consolidated Statements of Cash Flows - (Unaudited) For the six months ended December 31, 2009 and 2008	5

Notes to Consolidated Financial Statements - (Unaudited)	6

AuraSound, Inc.
Consolidated Balance Sheets
(In whole dollars)
(Unaudited)

	December 31, 2009	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$301,035	$321,455
Trade accounts receivable- net	2,651,563	928,471
Inventories - net	264,004	164,994
Other assets	-	2,291
Total current assets	3,216,602	1,417,211

Property and equipment, net	112,222	89,834

Total Assets	$3,328,824	$1,507,045

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$4,950,925	$2,374,747
Accrued expenses	690,515	451,302
Due affiliate	470,508	412,293
Due to officer	25,000	25,000
Notes payable	1,253,558	1,253,558
Note payable-related party	1,264,526	1,264,791
Total Liabilities	8,655,032	5,781,691

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 3,333,333 shares authorized and none issued and outstanding as of June 30, 2009 and December 31, 2009.	-	-
Common Stock, $.01 par value, 16,666,667 shares authorized, 4,678,662 shares issued and outstanding as of June 30, 2009 and December 31, 2009.	280,720	280,720
Additional paid-in-capital	31,044,476	31,044,476
Accumulated deficit	(36,651,404)	(35,599,842)
Total Stockholder's Deficit	(5,326,208)	(4,274,646)

Total Liabilities and Stockholders' Deficit	$3,328,824	$1,507,045

See accompanying notes to unaudited consolidated financial statements.

AuraSound, Inc.
Consolidated Statement of Operations
(In whole dollars, except share data)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net sales	$1,784,316	$103,890	$3,063,216	$315,519
Cost of sales	1,738,338	80,201	2,949,691	274,356
Gross profit (loss)	45,978	23,689	113,525	41,163

Research and development expenses	106,540	195,306	232,368	484,401
Selling, general and administrative expenses	414,747	333,581	844,530	790,432
Income (loss) from operations	(475,309)	(505,198)	(963,373)	(1,233,670)
Interest expense (net)	44,093	24,384	88,189	63,365
Loss before income tax expense	(519,402)	(529,582)	(1,051,562)	(1,297,035)

Income tax expense – Note 8	-	-	-	-
Net loss	$(519,402)	$(529,582)	$(1,051,562)	$(1,297,035)
Loss per common share:
Basic and diluted	$(0.11)	$(0.11)	$(0.22)	$(0.28)
Weighted average shares used in per share calculation:
Basic and diluted	4,678,662	4,678,662	4,678,662	4,678,662

The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements

AuraSound, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	Six months ended December 31,
	2009	2008
Cash Flows from Operating activities:
Net loss	$(1,051,562)	$(1,297,035)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,303	7,820
Changes in operating assets and liabilities
Accounts receivable, net	(1,723,092)	191,865
Inventory	(99,010)	31,163
Accounts payable	2,576,177	186,197
Accrued expenses	239,213	113,514
Due affiliate	58,215	185,249
Other	2,291	99,672
Net cash used in operating activities	10,535	(481,555)
Cash Flows from Investing activities:
Purchase of property and equipment	(30,690)	(371)
Cash Flows from Financing activities:
Repayments of amounts advanced under line of credit	-	(2,145,477)
Proceeds of restricted cash	-	2,000,000
Increase in related party notes payable	-	149,982
Repayments of related party debt	(265)	(25,587)
Due to Officer	-	25,000
Increase in loans payable	-	600,421
Net cash provided by financing activities	(265)	604,339
Net increase (decrease) in cash and cash equivalents	(20,420)	122,413
Cash and cash equivalents, beginning of period	321,455	72,559
Cash and cash equivalents, end of period	$301,035	$194,972
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$7,508
Cash paid for income taxes	$-	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AuraSound, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of December 31, 2009 and June 30, 2009 the allowance for doubtful accounts amounted to $63,690 and $59,040 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of December 31, 2009 and June 30, 2009, the allowance for obsolescence amounted to $186,736 and $286,853 respectively.

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

As of December 31, 2009 and June 30, 2009, property, plant and equipment consisted of the following:

	December 31, 2009	June 30, 2009

Machinery and equipment and tooling	$36,281	$6,802
Tooling	105,193	105,193
Computer equipment	2,713	1,501
Accumulated depreciation	(31,965)	(23,662)
Total	$112,222	$89,834

Depreciation expenses were $8,304 and $7,820 for the six month periods ended December 31, 2009 and 2008.

The Company utilizes a facility leased by a related party.

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at December 31, 2009.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed

Basic and diluted net loss per share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2009, the Company had no potentially dilutive warrant shares outstanding.

New Accounting Pronouncements

In June 2009, the FASB issued SFASB No.167 (ASC 810), Consolidation of Variable Interest Entities , which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us on July 1, 2010.  We have adopted ASC 810 and there has been no material impact on our consolidated financial statements..

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
Raw materials	$12,728	$13,568
Finished goods	438,012	438,279
Provision for obsolescence	(186,736)	(286,853)
Total	$264,004	$164,994

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Accrued consulting	$236,359	$236,359
Accrued interest	255,927	167,738
Accrued payroll and others	198,229	47,205
Total	$690,515	$451,302

NOTE 5 - NOTES PAYABLE

On October 6, 2008, one of our vendors, GGEC, entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of December 31, 2009, GGEC had advanced $1,253,558 under the terms of that agreement. Such advances bear interest at 6% per annum, are secured by all the assets of AuraSound, Inc. and are payable in full plus accrued interest upon the earlier of the termination of the agreement or the closing of the transaction contemplated by the letter of intent. As of December 31, 2009, GGEC had obtained approvals to proceed with the transaction from the Chinese government, had completed their due diligence review of AuraSound, Inc. and the Company had initiated the process of completing the conditions precedent to an effective closing which includes appropriate approvals and filings as specified in the transaction documents.

NOTE 6- RELATED PARTY AND COMMITMENT

Notes payable to related party at December 31, 2009 and June 30, 2009 amounting to $1,264,526 and $1,264,791 respectively consist of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the six month period ended December 31, 2009 and December 31, 2008 amounted to $50,592 and $49,409 respectively.

Until October 3, 2009 the Company paid $20,000 per month to an entity owned by our Chief Executive Officer, Mr. Arthur Liu, for services provided such as accounting, shipping and receiving and general administrative. The Company also paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation was 40% of the rent payable by the related entity to the landlord. From October 1, 2009 through December 31, 2009, the Company paid an agreed upon amount of $5,836 for its share of the offices, test laboratories and warehouse and the $20,000 per month service charge was discontinued because the Company was providing its own administrative and accounting. The annual rent commitment to the landlord is as follows:

Year ended	Amount
June 30, 2010	$82,205
June 30, 2011	$84,671
June 30, 2012	$87,211

The lease will expire on July 31, 2013.  The Company is not a party to the lease.

As of December 31, 2009 and June 30, 2009, the total amount of $470,508 and $412,293 were due to the affiliate for such charges respectively. The amount is payable on demand and does not bear interest.

As of December 31, 2009, a total amount of $25,000 was due to our Chief Executive Officer. The amount is payable on demand and does not bear interest

NOTE 7- STOCKHOLDERS' EQUITY

Common Stock

At December 31, 2009, after the 1 for 6 reverse split which was effective November 17, 2009, the Company was authorized to issue 3,333,333 shares of $.01 par value preferred stock and 16,666,667 shares of $.01 par value common stock. As of December 31, 2009 and June 30, 2009 there were no preferred shares issued and outstanding.  Reflecting the 1 for 6 reverse split, there were 4,678,662 common shares issued and outstanding as of December 31, 2009 and  June 30, 2009.

NOTE 8- WARRANTS

As of December 31, 2009, the Company reserved 3,001,945 shares of common stock for issuance in respect of warrants.

Following is a summary of the status of warrants outstanding at December 31, 2009:

	Outstanding			Exercisable
Price(*)	Shares	Life (Months)	Weighted Average Exercise Price	Shares	Intrinsic Value
$4.80	40,833	60	$0.07	40,833	$-
$6.00	533,333	60	$1.07	533,333	-
$9.00	2,427,779	60	$7.28	2,427,779	-
	3,001,945		$8.41	3,001,945	$-

(*)  Pursuant to waiver and release agreements entered into by seventeen of our warrant holders on November 3, 2009 and the terms of the Letter of Intent with GGEC America, Inc., the exercise price of all currently outstanding warrants will be adjusted to $.50 at the closing of the GGEC transaction.

The following table summarizes the activity for all stock warrants outstanding at December 31, 2009:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2009	3,001,945	$8.41	3.01 years	$-
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Outstanding December 31, 2009	3,001,945	$8.41	2.50 years	$-

NOTE 9- INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended December 31, 2009 and 2008. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended December 31, 2009 and 2008:

	2009	2008
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at December 31, 2009, and 2008:

	2009	2008
Deferred tax asset:	$11,580,571	$10,647,311
Valuation allowance	(11,580,571)	(10,647,311)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net losses. At December 31, 2009, the Company had net operating loss carry-forwards of approximately $27,409,090, which expire through December 31, 2029. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and six month periods ended December 31, 2009, the Company incurred losses of $519,402 and $1,051,562 respectively. The Company had an accumulated deficit of $36,651,404 as of December 31, 2009. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

NOTE 11- MAJOR CUSTOMERS AND MAJOR VENDORS

There were two major customers of the Company during the six month period ended December 31, 2009 which accounted for 88% of the Company’s sales. The receivables due from these customers as of December 31, 2009 totaled $2,517,294.  During the six month period ended December 31, 2008, there were two major customers of the Company which accounted for 48% of the Company’s sales. The receivables due from these customers as of December 31, 2008 totaled $47,435.

During the current six month period ended December 31, 2009, the Company had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of December 31, 2009, the Company owed $4,943,960 to GGEC for tools, jigs, molds, raw materials and finished products relating to products which had been manufactured for the Company. As of December 31, 2009, GGEC had also advanced $1,253,558 to the Company (see Note 5).

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

From a product development standpoint, our company has focused its research and development efforts during the last two years on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Hewlett Packard and Acer.  NEC and Quanta have included our speakers into certain of their new product design specifications. We believe that the market for micro-audio products is significant and we expect continued rapid growth as the consumer appetite for devices such as mobile telephones, computers, televisions and personal digital assistants continues to grow. As of the date of this report, we had a backlog of approximately $1,409,467 in orders.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

REVENUE

Revenue increased by $1,680,426 or 1618% compared to the same prior year period, from $103,890 to $1,784,316. The increase in sales for the current period has been the result of efforts by the Company and GGEC to re-establish relationships damaged by the problems incurred by the Company during 2007 and 2008 with two previous suppliers, Grandford Holdings and Zylux. Please see our discussion above titled “Problems with our Suppliers”. While the prior year results reflected the problems of the time, the current period results reflect significant progress in re-establishing the Company with prior customers and responding to new opportunities with new customers. The largest increase has come in applications which utilize our newly redesigned mini-speakers such as notebook computers. Speakers which utilize our NRT Technology have also experienced a significant increase in demand due to a focused marketing effort and our ability to provide quality products on a timely basis with our current supplier, GGEC.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended December 31, 2009 was $1,738,337 as compared to cost of sales of $80,201 for the three months ended December 31, 2008, which resulted in a gross profit for the current quarter of $45,979, compared to $23,689 during the prior year period. With the emphasis on re-establishing credibility with our OEM customers, additional time and cost has been incurred to insure that quality standards are met. The result has been to defer significant profitability improvements while insuring the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rates and improved vendor acceptance of our products has resulted in an improved backlog which had increased to approximately $1,308,937 as of December 31, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended December 31, 2009 totaled $106,540, a reduction of $88,766 or 45% from the $195,306 incurred for the same prior year period. This reduction is the result of a cost reduction program which resulted in a reduction of salaries and related expenses. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended December 31, 2009 increased by $81,166 or 24% to $414,747 as compared to $333,581 for the quarter ended December 31, 2008. The increase was primarily the result of increased legal fees and administrative costs.  These expenses were partially offset by the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company and our current efforts to take over administrative and accounting  activities previously performed by a related company.  In addition, we expect incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Net interest expense totaled $44,093 in the quarter ended December 31, 2009 compared with net interest expense of $24,384 for the quarter ended December 31, 2008.  Current interest charges relate primarily to the loans from GGEC which totaled $1,253,558 as of December 31, 2009 and to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, which amounted to $1,264,526 as of December 31, 2009.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2009 and December 31, 2008. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the three month period ended December 31, 2009 of $519,402 compared to a net loss of $529,582 during the same period in the prior year.

Six Months Ended December 31, 2009 compared to the Six Months Ended December 31, 2008

REVENUE

Revenue increased by $2,747,697 or 871% compared to the same prior year period, from $315,519 to $3,063,216. The increase in sales for the current period has been the result of efforts by the Company and GGEC to re-establish relationships damaged by the problems incurred by the Company during 2007 and 2008 with two previous suppliers, Grandford Holdings and Zylux. Please see our discussion above titled “Problems with our Suppliers”. While the prior year results reflected the problems of the time, the current period results reflect significant progress in re-establishing the Company with prior customers and responding to new opportunities with new customers. The largest increase has come in applications which utilize our newly redesigned mini-speakers such as notebook computers. Speakers which utilize our NRT Technology have also experienced a significant increase in demand due to a focused marketing effort and our ability to provide quality products on a timely basis with our current supplier, GGEC.

GROSS PROFIT (LOSS)

Cost of sales for the six months ended December 31, 2009 was $2,949,691 as compared to cost of sales of $274,356 for the three months ended December 31, 2008, which resulted in a gross profit for the current quarter of $113,525, compared to $41,163 during the prior year period. With the emphasis on re-establishing credibility with our OEM customers, additional time and cost has been incurred to insure that quality standards are met. The result has been to defer significant profitability improvements while insuring the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rates and improved vendor acceptance of our products has resulted in an improved backlog which had increased to approximately $1,308,937 as of December 31, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the six months ended December 31, 2009 totaled $232,368, a reduction of $252,033 or 52% from the $484,401 incurred for the same prior year period. This reduction is the result of a cost reduction program which resulted in a reduction of salaries and related expenses. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended December 31, 2009 increased by $54,098 or 7% to $844,530 as compared to $790,432 for the six months ended December 31, 2008. The increase was primarily the result of increased legal fees and administrative costs. These expenses were partially offset by the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company and our current efforts to take over administrative and accounting activities previously performed by a related company.  In addition, we expect incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Net interest expense totaled $88,189 for the six months ended December 31, 2009 compared with net interest expense of $63,365 for the six months ended December 31, 2008.  Current interest charges relate primarily to the loans from GGEC which totaled $1,253,558 as of December 31, 2009 and to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, which amounted to $1,264,526 as of December 31, 2009.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2009 and December 31, 2008. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the six month period ended December 31, 2009 of $1,051,562 compared to a net loss of $1,297,035 during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our current liabilities exceeded our current assets by $5,438,430 compared to a deficit of $4,364,480 as of June 30, 2009. As previously discussed, during the current year we have worked closely with GGEC in focusing our efforts on transitioning relationships with existing customers and establishing relationships with new customers in addition to insuring a disciplined quality assurance program both of which we believe are necessary for us to grow as a company and meet the demands of our customers. Progress in gaining re-acceptance has been gaining momentum as reflected in the increased sales revenue and a backlog which had improved to about $1,308,937 as of December 31, 2009. The JIT inventory program for Quanta has been successful for both Quanta and the Company by providing longer runs and more efficient production scheduling while not resulting in a significant increase in inventory.  Production for the 2010 models began during late 2009 and the beginning of 2010. Indications are that the Company has made significant gains in acceptance and trust with key customers. We expect to see a continuing increase in our backlog and believe that we have now established a solid foundation for the expected growth of the Company.

  Net cash generated by operating activities during the six months ended December 31, 2009 was $10,535 as compared to net cash used of $481,555 during the same period in the prior year. This was due primarily to an increase in accounts payable (mainly to GGEC) and accrued expenses mostly offset by an increase in accounts receivable and net loss from operations.

Cash used in investing activities for the six months ending December 31, 2009 was $30,692. Cash used in the period was primarily used for the purchase of testing equipment.  Cash used in investing activities for the six months ending December 31, 2008 was $371.

Cash used in financing activities for the six month period ended December 31, 2009was $265. Cash provided by financing activities during the period ended December 31, 2008 was $604,339. The net cash provided during the prior year period was primarily the result of advances from GGEC. Also reflected in the prior year period was the repayment of the credit facility with the proceeds of the restricted cash deposit.

We had net operating loss carry-forwards of approximately $27,409,090 as of December 31, 2009, which will expire in various amounts through the year 2029. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

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

While the closing of the GGEC transaction has taken longer than originally anticipated, GGEC has continued to provide both financial and marketing support to the Company.  This support has had a significant and positive effect on our operations, with net sales for the quarter just ended increasing from $103,890 for the quarter ended December 31, 2008 to $1,784,316.  In addition to advancing $1,264,526 in cash to the Company, GGEC has provided extended terms on amounts due to GGEC as our sole manufacturing source.  This trade debt totaled $4,943,960 as of December 31, 2009.  Current expectations are that the closing of the GGEC transaction will occur during our fourth quarter.

We continue to believe that our long-term prognosis with GGEC as a financial partner is very positive, however,  there can be no guarantees that the transaction with GGEC will be consummated or that the Company will be able to attract another financial partner or arrange for alternative financing in the absence of a transaction with GGEC. Management believes that it will continue to need financing to produce and expand its product lines during the next twelve months.  If GGEC does not provide this financing or if the financing provided by GGEC is not adequate for our needs, the Company will attempt to obtain additional financing through loans, the sale of our securities or some combination of both.   If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and six month periods ended December 31, 2009, the Company incurred losses of $519,402 and $1,051,562 respectively. The Company had an accumulated deficit of $36,651,404 as of December 31, 2009. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

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

On December 15, 2009, AuraSound, Inc. and GGEC America, Inc. entered into a “Reinstatement of and First Amendment to Services, Operations and Management Agreement” (the “Amendment”). Pursuant to the Amendment, the original Services, Operations and Management Agreement (the “Original Agreement”) dated October 8, 2008 was reinstated and the term was extended. The term of the Original Agreement was defined as the earlier of a date 6 months from October 8, 2008 or the completion of the acquisition by GGEC. The Amendment redefined the term of the Original Agreement as the earlier of June 30, 2010 or the consummation of the acquisition by GGEC.

ITEM 6.	EXHIBITS

2.1
Amended and Restated Agreement and Plan of Share Exchange dated June 7, 2007 among AuraSound, Inc. and the shareholders of AuraSound, Inc. on the one hand, and Hemcure, Inc., Bartly J. Loethen and Synergy Business Consulting LLC, on the other hand (1)

3.1(i) 3.1(ii)	Articles of Incorporation (2) Certificate of Change to Articles of Incorporation (3)
3.2	By-Laws (1)
10.1	Reinstatement of and First Amendment to Services, Operations and Management Agreement by and between AuraSound, Inc. and GGEC America, Inc.*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States*

* Filed herewith.
(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 as file number 000-51543.
(2) Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the period ended June 30, 2000 filed with the Securities and Exchange Commission on July 6, 2005 as file number 000-51543.
(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2009 as file number 000-51543.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: February 12, 2010	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Principal Accounting and
Finance Officer