Form 10-Q
period 2010-03-31
AuraSound, Inc.
filed 2010-05-05
CIK 810208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

☒   QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of April 30, 2010, the issuer had  4,678,662  shares of its common stock, $.01 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - (Unaudited) as of March 31, 2010 and June 30, 2009	3

Consolidated Statements of Operations - (Unaudited) For the three months and nine months ended March 31, 2010 and 2009	4

Consolidated Statements of Cash Flows - (Unaudited) For the nine months ended March 31, 2010 and 2009	5

Notes to Consolidated Financial Statements - (Unaudited)	6-12

AuraSound, Inc.
Consolidated Balance Sheets
(In whole dollars)
(Unaudited)

	As of
	March 31, 2010	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$1,170,276	$321,455
Trade accounts receivable- net	2,442,748	928,471
Inventories - net	162,370	164,994
Other assets	-	2,291
Total current assets	3,775,394	1,417,211

Property and equipment, net	107,033	89,834

Total Assets	$3,882,427	$1,507,045

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$5,942,571	$2,374,747
Accrued expenses	736,967	451,302
Due affiliate	466,666	412,293
Due to officer	25,000	25,000
Notes payable	1,253,558	1,253,558
Note payable-related party	1,264,526	1,264,791
Total Liabilities	9,689,288	5,781,691

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 3,333,333 shares authorized and none issued and outstanding as of March 31, 2010 and June 30, 2009.	-	-
Common Stock, $.01 par value, 16,666,667 shares authorized, 4,678,662 shares issued and outstanding as of March 31, 2010 and June 30, 2009.	46,787	46,787
Additional paid-in-capital	31,278,409	31,278,409
Accumulated deficit	(37,132,057)	(35,599,842)
Total Stockholder's Deficit	(5,806,861)	(4,274,646)

Total Liabilities and Stockholders' Deficit	$3,882,427	$1,507,045

See accompanying notes to unaudited consolidated financial statements.

AuraSound, Inc.
Consolidated Statement of Operations
(In whole dollars, except share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net sales	$1,745,664	$311,338	$4,808,880	$626,857
Cost of sales	1,718,129	311,109	4,667,820	585,465
Gross profit	27,535	229	141,060	41,392

Research and development expenses	96,694	237,118	329,062	721,519
Selling, general and administrative expenses	367,400	360,081	1,211,930	1,150,513
Total operations expense	464,094	597,199	1,540,992	1,872,032
Loss from operations	(436,559)	(596,970)	(1,399,932)	(1,830,640)
Interest expense (net)	44,094	37,641	132,283	101,006
Loss before income tax expense	(480,653)	(634,611)	(1,532,215)	(1,931,646)

Income tax expense – Note 9	-	-	-	-
Net loss	$(480,653)	$(634,611)	$(1,532,215)	$(1,931,646)
Loss per common share:
Basic and diluted	$(0.10)	$(0.14)	$(0.33)	$(0.41)
Weighted average shares used in per share calculation:
Basic and diluted	4,678,662	4,678,662	4,678,662	4,678,662

The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements

AuraSound, Inc.
Consolidated Statement of Cash Flows
(In whole dollars, except per share data)
(Unaudited)

	Nine months ended March 31,
	2010	2009
Cash Flows from Operating activities:
Net loss	$(1,532,215)	$(1,931,646)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	13,492	11,762
Provision for obsolete inventory	-	12,910
Changes in operating assets and liabilities
Accounts receivable, net	(1,514,277)	80,866
Inventory	2,624	8,718
Accounts payable	3,567,824	582,232
Accrued expenses	285,665	158,205
Due affiliate	54,373	-
Other	2,291	99,672
Net cash provided by (used in) operating activities	879,777	(977,281)
Cash Flows from Investing activities:
Purchase of property and equipment	(30,691)	(856)
Cash Flows from Financing activities:
Repayments of amounts advanced under line of credit	-	(2,145,477)
Proceeds of restricted cash	-	2,000,000
Increase in related party notes payable	-	119,444
Repayments of related party debt	(265)	-
Loan from officer	-	25,000
Advance from affiliates	-	229,002
Increase in loans payable	-	853,558
Net cash provided by (used in) financing activities	(265)	1,081,527
Net increase in cash and cash equivalents	848,821	103,390
Cash and cash equivalents, beginning of period	321,455	72,559
Cash and cash equivalents, end of period	$1,170,276	$175,949
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$7,508
Cash paid for income taxes	$-	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AuraSound, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer's or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of March 31, 2010 and June 30, 2009 the allowance for doubtful accounts amounted to $63,690 and $59,040 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of March 31, 2010 and June 30, 2009, the allowance for obsolescence amounted to $156,144 and $286,853 respectively.

Property, Plant, and Equipment

Property, plant, and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Machinery and equipment	5 to 10 years
Furniture and fixtures	7 years

Improvements to leased property are amortized over the lesser of the lease term or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations. The Company’s furniture and fixtures includes tooling and computer equipment.

As of March 31, 2010 and June 30, 2009, property, plant and equipment consisted of the following:

	March 31, 2010	June 30, 2009

Machinery and equipment and tooling	$36,281	$6,802
Tooling	105,193	105,193
Computer equipment	2,713	1,501
Accumulated depreciation	(37,154)	(23,662)
Total	$107,033	$89,834

Depreciation expenses were $13,492 and $11,762 for the nine month periods ended March 31, 2010 and 2009.

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

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at March 31, 2010.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Basic and diluted net loss per share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2010, the Company had no potentially dilutive warrant shares outstanding.

New Accounting Pronouncements

In June 2009, the FASB issued SFASB No.167 (ASC 810), Consolidation of Variable Interest Entities, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us on July 1, 2010.  We have adopted ASC 810 and there has been no material impact on our consolidated financial statements..

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We have adopted this standard and there has been no material impact on our consolidated financial statements.

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

Reclassifications:

For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform to reporting classifications of the current year periods.

NOTE 3 - INVENTORIES

Inventories at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Raw materials	$12,581	$13,568
Finished goods	305,933	438,279
Provision for obsolescence	(156,144)	(286,853)
Total	$162,370	$164,994

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Accrued consulting	$236,359	$236,359
Accrued interest	300,021	167,738
Accrued payroll and others	200,587	47,205
Total	$736,967	$451,302

NOTE 5 - NOTES PAYABLE

On October 6, 2008, one of our vendors, GGEC, entered into a non-binding letter of intent pursuant to which GGEC may acquire a 55% interest in the Company.  During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of March 31, 2010, GGEC had advanced $1,253,558 under the terms of that agreement. Such advances bear interest at 6% per annum, are secured by all the assets of AuraSound, Inc. and are payable in full plus accrued interest upon the earlier of the termination of the agreement or the closing of the transaction contemplated by the letter of intent. As of March 31, 2010, GGEC and the Company had initiated the process of completing the conditions precedent to an effective closing which includes appropriate approvals and filings as specified in the transaction documents.

NOTE 6 - RELATED PARTY AND COMMITMENT

Notes payable to related party at March 31, 2010 and June 30, 2009 amounting to $1,264,526 and $1,264,791 respectively consist of notes to an entity owned by our Chief Executive Officer. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the nine month periods ended March 31, 2010 and March 31, 2009 amounted to $75,873 and $75,000 respectively.

Until October 3, 2009 the Company paid $20,000 per month to an entity owned by our Chief Executive Officer, Mr. Arthur Liu, for services provided such as accounting, shipping and receiving and general administrative. The Company also paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation was 40% of the rent payable by the related entity to the landlord. From October 1, 2009 through March 31, 2010, the Company paid an agreed upon amount of $5,836 for its share of the office space, test laboratories, utilities and warehouse and the $20,000 per month service charge was discontinued because the Company was providing its own administrative and accounting.
As of March 31, 2010 and June 30, 2009, the total amount of $466,666 and $412,293 were due to the affiliate for such charges respectively. The amount is payable on demand and does not bear interest.

As of March 31, 2010, a total amount of $25,000 was due to our Chief Executive Officer. The amount is payable on demand and does not bear interest

NOTE 7 - STOCKHOLDERS' EQUITY

Stock Split

Effective November 17, 2009, the Board of Directors of the Company approved a one-for-six reverse stock split of the Company’s authorized and outstanding shares of common stock. All outstanding share amounts have been retroactively adjusted to reflect the stock split. As a result of the reverse split, there are 4,678,662 shares issued and outstanding as of March 31, 2010 and June 30, 2009.

Common Stock

At March 31, 2010, after the 1 for 6 reverse split that was effective November 17, 2009, the Company was authorized to issue 3,333,333 shares of $0.01 par value preferred stock and 16,666,667 shares of $0.01 par value common stock. As of March 31, 2010 and June 30, 2009, there were no preferred shares issued and outstanding.

NOTE 8 - WARRANTS

As of March 31, 2010, the Company reserved 3,001,945 shares of common stock for issuance in respect of warrants.

Following is a summary of the status of warrants outstanding at March 31, 2010:

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

The following table summarizes the activity for all stock warrants outstanding at March 31, 2010:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2009	3,001,945	$8.41	3.01 years	$-
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Outstanding March 31, 2010	3,001,945	$8.41	2.25 years	$-

NOTE 9 - INCOME TAXES

The Company did not record any income tax expense due to net losses during the periods ended March 31, 2010 and 2009. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended March 31, 2010 and 2009:

	2010	2009
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	-%	-%

The following table summarizes the significant components of the Company's deferred tax asset at March 31, 2010 and 2009:

	2010	2009
Deferred tax asset:	$11,772,832	$10,899,571
Valuation allowance	(11,772,832)	(10,899,571)

Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net losses. At March 31, 2010, the Company had net operating loss carry-forwards of approximately $27,845,649, which expire through March 31, 2030. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and nine month periods ended March 31, 2010, the Company incurred losses of $480,653 and $1,532,215 respectively. The Company had an accumulated deficit of $37,132,057 as of March 31, 2010. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

If the Company is unable to generate profits and unable to obtain financing continuously for its working capital needs and on going business plan, it may have to curtail its business sharply or cease business altogether.

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

On October 6, 2008, the Company entered into a non-binding letter of intent with GGEC pursuant to which GGEC may acquire a 55% interest in the Company. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. GGEC is in the final stages of its due diligence investigation, however if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

NOTE 11 - MAJOR CUSTOMERS AND MAJOR VENDORS

There were two major customers of the Company during the nine month period ended March 31, 2010 which accounted for 83% of the Company’s sales. The receivables due from these customers as of March 31, 2010 totaled $2,266,505.  During the nine month period ended March 31, 2009, there were two major customers of the Company which accounted for 46% of the Company’s sales. The receivables due from these customers as of March 31, 2009 totaled $182,588.

During the current nine months ended March 31, 2010, the Company had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of March 31, 2010, the Company owed $5,929,895 to GGEC for tools, jigs, molds, raw materials and finished products relating to products which had been manufactured for the Company. As of March 31, 2010, GGEC had also advanced $1,253,558 to the Company (see Note 5). During the nine months ended March 31, 2009, the Company had one major vendor, GGEC, which accounted for 100% of the Company’s purchases of finished products. As of March 31, 2009, the Company owed $1,310,935 to GGEC for tools, jigs, molds, raw materials and finished products relating to products that had been manufactured for the Company.  As of March 31, 2009, GGEC had also advanced $853,558 to the Company.

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

From a product development standpoint, our company has focused its research and development efforts during the last two years on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by NEC, Quanta, Hewlett Packard and Acer.  NEC and Quanta have included our speakers into certain of their new product design specifications. We believe that the market for micro-audio products is significant and we expect continued rapid growth as the consumer appetite for devices such as mobile telephones, computers, televisions and personal digital assistants continues to grow. As of April 12, 2010, we had a backlog of approximately $2,413,000 in orders.

Our primary product sales are made on an OEM basis to manufacturers of televisions and computers. Our NRT technology is sold primarily to high-end speakers and sound systems manufacturers.  Historically, approximately 83% of our net sales were made to customers outside the United States. We believe that international sales will continue to represent a significant portion of our revenues.

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

In order to ramp-up production at Grandford’s manufacturing facility, we established a temporary prepayment practice which was intended to transition to thirty day terms over a six month period. We made significant advance payments which totaled $4,228,038 to Grandford for tools, jigs, molds and raw materials that were needed to produce our products. However, by September 2007 we had received significant complaints regarding late deliveries and it became apparent to us that Grandford did not have the infrastructure to support the required level of production. We attempted to resolve these issues, but we were ultimately unsuccessful and terminated that entity as our primary supplier. During this period, we also established alternative vendors, one of which was Zylux Acoustic Corporation (“Zylux”). Zylux began producing our microaudio products in October 2007.

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

The adverse impact on our reputation was significant. Furthermore, at least one of our customers had to add employees to sort through delivered products and perform quality checks on each piece. This caused an additional disruption in the production schedules which had already been disrupted by the late deliveries. As a result of the delivery and quality issues:

•	One customer excluded us from bidding on a newly designed speaker with expected volumes in excess of 50 million pieces.
•	Another customer billed us $18,000 for additional employee costs incurred and put our company on probation whereby any future quality problems would result in termination of our supplier status.
•	Actual orders from impacted customers were significantly reduced from the number of orders that were promised while customers waited to see if we could supply microspeakers of acceptable quality.

•
Amtran and Softbank terminated their relationships with us completely and Quanta and NEC significantly reduced the volume of their orders and deferred designing our products into the early 2008 models pending our ability to prove we could deliver quality products in a timely manner.

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

Cost of goods sold consists primarily of material costs, direct labor, overhead, inbound freight and duty costs, warranty costs and a reserve for inventory obsolescence.

Research and development expenses consist primarily of expenditures related to new product commercialization including product research, development and testing.

Our selling, general and administrative expenses consist primarily of non-marketing payroll and related expenses and depreciation of corporate infrastructure costs.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in Note 2 to our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

REVENUE

Revenue increased by $1,434,326 or 461% compared to the same prior year period, from $311,338 to $1,745,664. The increase in sales for the current period has been the result of efforts by the Company and GGEC to re-establish relationships damaged by the problems incurred by the Company during 2007 and 2008 with two previous suppliers, Grandford Holdings and Zylux. Please see our discussion above titled “Problems with our Suppliers”. While the prior year results reflected the problems of the time, the current period results reflect significant progress in re-establishing the Company with prior customers and responding to new opportunities with new customers. The largest increase has come in applications which utilize our newly redesigned mini-speakers such as notebook computers. Speakers which utilize our NRT Technology have also experienced a significant increase in demand due to a focused marketing effort and our ability to provide quality products on a timely basis with our current supplier, GGEC.

GROSS PROFIT (LOSS)

Cost of sales for the three months ended March 31, 2010 was $1,718,129 as compared to cost of sales of $311,109 for the three months ended March 31, 2009, which resulted in a gross profit for the current quarter of $27,535, compared to $229 during the prior year period. With the emphasis on re-establishing credibility with our OEM customers, additional time and cost has been incurred to insure that quality standards are met. The result has been to defer significant profitability improvements while insuring the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rates and improved vendor acceptance of our products has resulted in an increase in customer orders and an improved backlog which had increased to approximately $2,413,000 as of April 12, 2010.

  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended March 31, 2010 totaled $96,694, a reduction of $140,424 or 59% from the $237,118 incurred for the same prior year period. This reduction is the result of a cost reduction program which resulted in a reduction of salaries and related expenses. Research and development expenses consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 2010 increased by $7,319 or 2% to $367,400 as compared to $360,081 for the quarter ended March 31, 2009. The increase was primarily the result of increased legal fees and administrative costs.  These expenses were partially offset by the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce of Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company and our current efforts to take over administrative and accounting activities previously performed by a related company.  In addition, we expect incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Net interest expense totaled $44,094 in the quarter ended March 31, 2010 compared with net interest expense of $37,641 for the quarter ended March 31, 2009.  Current interest charges relate primarily to the loans from GGEC  which totaled $1,253,558 as of March 31, 2010 and to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, which amounted to $1,264,526 as of March 31, 2010.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of March 31, 2010 and March 31, 2009. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the three month ended March 31, 2010 of $480,653 compared to a net loss of $634,611 for the same period in the prior year.

Nine Months Ended March 31, 2010 compared to the Nine Months Ended March 31, 2009

REVENUE

Revenue in the current year period increased by $4,182,023 or 667% compared to the same prior year period, from $626,857 to $4,808,880. The increase in sales for the current period has been the result of efforts by the Company and GGEC to re-establish relationships damaged by the problems incurred by the Company during 2007 and 2008 with two previous suppliers, Grandford Holdings and Zylux. Please see our discussion above titled “Problems with our Suppliers”. While the prior year results reflected the problems of the time, the current period results reflect significant progress in re-establishing the Company with prior customers and responding to new opportunities with new customers. The largest increase has come in applications which utilize our newly redesigned mini-speakers such as notebook computers. Speakers which utilize our NRT Technology have also experienced a significant increase in demand due to a focused marketing effort and our ability to provide quality products on a timely basis with our current supplier, GGEC.

GROSS PROFIT

Cost of sales for the nine months ended March 31, 2010 was $4,667,820 as compared to cost of sales of $585,465 for the nine months ended March 31, 2009, which resulted in a gross profit for the current year period of $141,060, compared to $41,392 during the same prior year period. With the emphasis on re-establishing credibility with our OEM customers, additional time and cost has been incurred to insure that quality standards are met. The result has been to defer significant profitability improvements while insuring the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rates and improved vendor acceptance of our products has resulted in an increase in orders received from customers and an improved backlog which had increased to approximately $2,413,000 as of April 12, 2010.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine months ended March 31, 2010 totaled $329,062, a reduction of $392,457 or 54% from the $721,519 incurred for the same period in the prior year. This reduction is the result of a cost reduction program which resulted in a reduction of salaries and related expenses. Research and development expenses consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended March 31, 2010 increased by $61,417 or 5% to $1,211,930 as compared to $1,150,513 for the nine months ended March 31, 2009. The increase was primarily the result of increased legal fees and administrative costs. These expenses were partially offset by the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce of Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company and our current efforts to take over administrative and accounting activities previously performed by a related company.  In addition, we expect incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

INTEREST EXPENSE

Net interest expense totaled $132,283 for the nine months ended March 31, 2010 compared with net interest expense of $101,006 for the nine months ended March 31, 2009.  Current interest charges relate primarily to the loans from GGEC which totaled $1,253,558 as of  March 31, 2010 and to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, which amounted to $1,264,526 as of March 31, 2010.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of March 31, 2010 and March 31, 2009. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the nine month period ended March 31, 2010 of $1,532,215 compared to a net loss of $1,931,646 during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our current liabilities exceeded our current assets by $5,913,894 compared to a deficit of $4,364,480 as of June 30, 2009. As previously discussed, during the current year we have worked closely with GGEC in focusing our efforts on transitioning relationships with existing customers and establishing relationships with new customers in addition to insuring a disciplined quality assurance program both of which we believe are necessary for us to grow as a company and meet the demands of our customers. Progress in gaining re-acceptance has been gaining momentum as reflected in the increased sales revenue and a backlog which had improved to about $2,413,000 as of April 12, 2010. The JIT inventory program for Quanta has been successful for both Quanta and the Company by providing longer runs and more efficient production scheduling while not resulting in a significant increase in inventory.  Production for the 2010 models began during late 2009 and the beginning of 2010. Indications are that the Company has made significant gains in acceptance and trust with key customers. We expect to see a continuing increase in our backlog and believe that we have now established a solid foundation for the expected growth of the Company.

Net cash generated by operating activities during the nine months ended March 31, 2010 was $879,777 as compared to net cash used of $977,281 during the same period in the prior year. This was due primarily to an increase in accounts payable (mainly to GGEC) and accrued expenses mostly offset by an increase in accounts receivable and net loss from operations.

Cash used in investing activities for the nine months ending March 31, 2010 was $30,691. Cash used in this period was primarily used for the purchase of testing equipment.  Cash used in investing activities for the nine months ending March 31, 2009 was $856.

Cash used in financing activities for the nine month period ended March 31, 2010 was $265. Cash provided by financing activities during the period ended March 31, 2009 was $1,081,527. The net cash provided during the prior year period was primarily the result of advances from GGEC. Also reflected in the prior year period was the repayment of the credit facility with the proceeds of the restricted cash deposit.

We had net operating loss carry-forwards of approximately $27,845,649 as of March 31, 2010, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

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

While the closing of the GGEC transaction has taken longer than originally anticipated, GGEC has continued to provide both financial and marketing support to the Company.  This support has had a significant and positive effect on our operations, with net sales for the quarter just ended increasing from $311,338 for the quarter ended March 31, 2009 to $1,745,664 for the current quarter ended March 31, 2010.  In addition to advancing $1,253,558 in cash to the Company, GGEC has provided extended terms on amounts due to GGEC as our sole manufacturing source.  This trade debt totaled $5,929,895 as of March 31, 2010.  Current expectations are that the closing of the GGEC transaction will occur during our fourth quarter.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and nine month periods ended March 31, 2010, the Company incurred losses of $480,653 and $1,532,215 respectively. The Company had an accumulated deficit of  $37,132,057 as of March 31, 2010. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital needs and on going business plan, it may have to curtail its business sharply or cease business altogether.

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

On October 6, 2008, the Company entered into a non-binding letter of intent with GGEC pursuant to which GGEC may acquire a 55% interest in the Company. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. The process of obtaining regulatory approval from the government of China was completed and approval has been received. GGEC is in the final stages of its due diligence investigation, however if for any reason GGEC determines not to proceed with the contemplated transaction, the Company would not have sufficient funding to continue in business and would be forced to curtail operations or find alternative funding.

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

AURASOUND, INC.

Dated: May 5, 2010	By:	/s/ Arthur Liu
Arthur Liu, President and Chief
Executive Officer

	By:	/s/ Arthur Liu
Arthur Liu
Chief Financial Officer