Form 10-K
period 2010-06-30
AuraSound, Inc.
filed 2010-09-28
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
☐ Yes ☐ No  (The registrant is not yet subject to this requirement.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2009, after the 1 for 6 reverse split which was effective November 17, 2009, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $4,991,499.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of  September 14, 2010, the issuer had 16,666,667  shares of its common stock, $0.01 par value issued and outstanding.

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

This Annual Report on Form 10-K contains forward-looking statements. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “intends,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading “Risk Factors” beginning on page 9. These and other factors may cause our actual results to differ materially from any forward-looking statements. Forward-looking statements are only predictions. The forward-looking events discussed in this report and other statements made from time to time by us or our representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. The following is a list of important risks, uncertainties and contingencies that could cause our actual results, performance or achievements to be materially different from the forward-looking statements included in this report:

•
our ability to finance our operations on acceptable terms, either by raising capital through sales of our securities, including the sale of convertible or other indebtedness, or through strategic financing partnerships;

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

Overview

Our business operations are conducted through our wholly-owned subsidiary, AuraSound, Inc., a California corporation (referred to in this report as “AuraSound”), which we acquired on June 7, 2007.  Founded in 1987, AuraSound develops, manufactures and markets premium audio products. AuraSound specializes in the production of high sound pressure level (“SPL”), bass-rich, low distortion sound from compact acoustic transducers (speakers). AuraSound has invested in the development of innovative audio technologies for use in ultra high end home and professional audio products. AuraSound has also expanded its product line to include the micro-audio market. Specifically, AuraSound has developed and is currently marketing undersized speakers that will deliver sound quality to devices such as laptops, flat-panel televisions and displays that we believe to be superior to the sound quality currently found in these devices.  During the year ended June 30, 2010, our operations in China were conducted through Well-Tech International Co., a Hong Kong company owned by Susanne Lee who is our office administrator in Hong Kong.  Our operations in Taiwan are conducted by AuraSound as a foreign corporation doing business in Taiwan.  Our home offices are located in Santa Fe Springs, California.

Historically, AuraSound has provided its products to the high end home and professional audio markets. Products for this market start at $100 and reach upwards of $1,000. Until recently, the extremely low annual unit sales volumes that characterize the high end home and professional audio markets limited our ability to accelerate our growth. However, successful development and customer acceptance of  our micro-audio product line has provided an opportunity for accelerated growth  with major electronics manufacturers. We are currently delivering our micro-audio products to various OEM manufacturers through Quanta , a leading private lable manufacturer of laptop computers, and Compal, a leading manufacturer of notebooks and TVs.  Our micro speakers can now be found in products manufactured for HP, Sony and Toshiba, and are being evaluated by Dell, LG, Sharp, and Acer. Quanta has become a strong advocate for our  micro-speaker technology  in order to reduce weight and improve sound quality in laptop computers. Because of the manufacturing problems experienced by the Company, Quanta deferred certain referrals until the Company could provide specific assurance that quality control measures had been instituted to insure acceptable quality and timely delivery of our products.  Through our association with Guoguang Electronic Co., Ltd. ("GGEC") the Company has provided such assurance and is currently working with various  Quanta customers on various current and future products.  Our backlog of orders as of June 30, 2010 totaled approximately $1,991,000.

Our goal is to rapidly expand our sales pipeline by expanding our customer base to include additional OEM electronics manufacturers in existing product categories.

 SUBSEQUENT EVENTS

Asset Purchase Agreement and Ancillary Agreements

On July 10, 2010,we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited, a Hong Kong corporation (“ASI Holdings”), and its wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona”), pursuant to which AuraSound agreed to acquire substantially all of the business assets and certain liabilities of ASI Holdings and ASI Arizona (the “ASI Transaction”), in consideration of the issuance to the shareholders of ASI Holdings of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of AuraSound (“Common Stock”), and 5 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock (“Warrant Shares”) at an exercise price of $1.00 per share (collectively, the “ASI Warrant”).  Pursuant to the Asset Purchase Agreement, AuraSound has agreed to assume approximately $10,154,745 in liabilities of ASI Holdings and ASI Arizona, primarily consisting of trade payables.  See the Current Reports on Form 8-K which we filed on July 10, 2010 and July 31, 2010 for more details regarding the ASI Transaction.

ASI is a global provider of audio products, in particular, sound bars for applications in home entertainment.

Securities Purchase Agreement

On July 10, 2010, we entered into and consummated a Securities Purchase Agreement (the “SPA”) with GGEC America, Inc., a California corporation (“GGEC America”), and its parent, GGEC, the primary manufacturer of our speaker drivers and products.  Pursuant to the SPA, AuraSound sold and issued to GGEC America (i) 6,000,000 shares of unregistered Common Stock, which, following the consummation of the SPA, constituted approximately 55% of AuraSound’s issued and outstanding shares of Common Stock, (ii) a 3 year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a 3 year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share; for an aggregate purchase price of US $3,000,000 (the “GGEC Transaction”).  GGEC America paid the purchase price for the shares and warrants by cancelling $3,000,000 of indebtedness owed by AuraSound to GGEC America and GGEC.  In addition, pursuant to the SPA, AuraSound issued 3 year warrants to a total of 5 officers, employees and consultants of AuraSound and GGEC America to purchase a total of 380,000 shares of Common Stock at an exercise price of $0.75 per share (the “Service Warrants”).  Arthur Liu, AuraSound’s former Chief Executive Officer and former Chairman of the Board, received 200,000 of the Service Warrants and Donald North, AuraSound’s Vice President – Engineering, received 100,000 of the Service Warrants.   The warrants to be issued to GGEC and the 5 officers, employees and consultants of AuraSound and GGEC America are exercisable for cash only and will not be exercisable until AuraSound has increased its authorized Common Stock to a number sufficient to allow their full exercise.  See the Current Report on form 8-K which we filed on July 10, 2010 for more details regarding these transactions.

Debt Conversion Agreement

On July 10, 2010, AuraSound entered into and consummated an Agreement to Convert Debt (the “Debt Conversion Agreement”) with Inseat Solutions, LLC (“Inseat”), a California limited liability company controlled by Arthur Liu, AuraSound’s former Chief Executive Officer and former Chief Financial Officer.  Pursuant to the Debt Conversion Agreement, AuraSound issued 326,173 shares of unregistered Common Stock and a 5 year warrant to purchase 2,243,724 shares of Common Stock at an exercise price of $0.50 per share (the “Inseat Warrant”), in consideration of the cancellation of $1,957,040 of indebtedness owed by AuraSound to Inseat.  The Inseat Warrant is exercisable for cash only and will not become exercisable until AuraSound has increased its authorized Common Stock to a number sufficient to enable the full exercise of all of AuraSound’s outstanding convertible securities, including the Inseat Warrant.  See the Current Report on Form 8-K which we filed on July 10, 2010 for more details regarding the Debt Conversion Agreement.

Please see the discussion titled “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Technology

During the year ended June 30, 2010, the majority of our revenue came from sales of speakers for notebook computers and TV embedded speakers.  Because of the characteristics and specifications of such speakers, these applications utilize custom designs of traditional topologies.  In a traditional speaker design, a speaker’s voice coil moves up and down in a piston like manner as a result of motion generated by opposing magnetic fields created when positive and negative electric charges are administered to the magnets in a speaker. The up and down motion of the voice coil vibrates the diaphragm, which then creates sound waves by vibrating the surrounding air.

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
2.	Excursion - the linear movement range of a speaker
3.	Frequency range - the range from the lowest note to the highest note that a speaker can reproduce
4.	Distortion - the presence of unwanted noise that was not present in the original sound signal

Conventional Speaker Design

Example of voice coil and magnetic design

Whisper Technology

For certain applications, AuraSound utilizes its patented Whisper technology which is a specialized application of the NRT transducer design for small, high power drivers. The technology is fully scalable from speakers smaller than 1” to larger 3”, 200W drivers and was designed to specifically address the severe performance limitations of conventional micro-audio products.

In those applications which are able to utilize AuraSound’s patented Whisper driver, the use of this driver addresses some quality and range issues which are inherent in traditional small speaker designs by utilizing an NRT-like design with the following features:

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

Research and Development and Product Manufacturing

We employ a skilled research and development team which is lead by the Vice President of Engineering who is based in Santa Fe Springs, California and is responsible for identifying and creating new products and applications along with improving and enhancing existing products.  Our research engineers and facilities are located in both Santa Fe Springs, California and Taiwan. We added the research and development team in Taiwan in order to be closer to our customer base.  During the twelve month period ended June 30, 2008, we had three major vendors and experienced quality and delivery problems with two of them, namely Grandford Holdings Ltd and ZYLUX Acoustic Corporation,   before entering into a three-year non-exclusive Manufacturing Agreement with GGEC in December 2007.  GGEC is currently the primary manufacturer of AuraSound's proprietary audio products.  Pursuant to the December 2007 agreement, GGEC was compensated for units manufactured and shipped in an amount equal to the manufacturing cost (consisting of material cost, direct labor and overhead equal to 100% of direct labor cost) plus forty percent of the profit margin.

On July 30, 2010 we and GGEC entered into a new Manufacturing Agreement which supersedes and replaces the Manufacturing Agreement dated December 2007.  Pursuant to the new Manufacturing Agreement, we agreed to fully disclose to GGEC and its personnel our processes, trade secrets, engineering, design, operating information, technical information and other data (defined in the Manufacturing Agreement as “Know-how”) relating to our products and, as necessary to provide instruction to GGEC’s personnel in the methods and techniques for manufacturing the products.  We also granted to GGEC the right to manufacture and package our products and to transfer this right to its affiliates.  GGEC agreed that any new inventions or related products or processes which it may develop as a result of disclosure of the Know-how shall be the property of AuraSound.  GGEC also agreed that it will not, without our written consent, sell or distribute the products or manufacture or sell competing products to any current or named customers of the Seller.

For the manufacturing services performed pursuant to the Manufacturing Agreement, we will pay to GGEC the cost of all materials required to build the products, labor charges, finance charges, selling, general and administrative expenses, spoilage charges and an amount of profit.  We will also be required to pay the costs of shipping the products and tooling charges for the improvement of products or for the development of new products.

GGEC will provide an office to host our engineering and support team.  GGEC has also agreed to provide the use of its audio testing facilities at no charge to AuraSound.  GGEC and AuraSound have also agreed to develop new products that will be manufactured by GGEC and sold by AuraSound.

All of our intellectual property, as well as our Know-how and any patents, design rights, copyrights and other intellectual property rights that relate to special tooling, continue to belong to AuraSound.  All products made pursuant to the Manufacturing Agreement will belong to AuraSound.  GGEC agrees that it will supply the products only to AuraSound or to customers specified by AuraSound and agrees that it will not manufacture for our competitors products that compete with the products that it manufactures for AuraSound.  So long as GGEC gives AuraSound prompt notice of any claim made or action threatened or brought against GGEC, we agree to indemnify GGEC against any claim of infringement of letters patent, registered design, trade mark or copyright by the use or sale of the products manufactured by GGEC for AuraSound.

We currently outsource all product manufacturing and some testing and development functions to GGEC, including the sound bars manufactured for the newly acquired ASI customers. The manufacturing campus of GGEC is located in Guangzhou, China and consists of 1,200,000 square meters with more than 26 production lines. The plant is also ISO-9001, ISO 14000, TS16949 and QS-9000 certified and contains extensive research and development facilities; a full range of testing facilities including China’s largest anechoic chamber used for loudspeaker design; research labs for magnetics, cone materials, vibrations and speaker systems design; an engineering library; office space; and a show room. The facility also has extensive warehousing and full living accommodations for the staff.

Market Overview

A major component of the consumer electronics market is the personal and professional audio manufacturing industry, which is mature, fragmented and highly competitive. Cutting edge technologies have a short life in an industry that is defined by research and development. The audio industry is dominated by large domestic and international manufacturers that include Harman International, Bose Corporation, Polk Audio, Alpine Electronics, Sony Corporation, Boston Acoustics, Altec Lansing Technologies, Kenwood Corp., LOUD Technologies, JBL Incorporated, Panasonic Corporation, Pioneer, Rockford Corp. and Yamaha Corp. Additionally, there are numerous small, niche companies that attract consumers based upon specialty product offerings. Industry participants compete based on acoustic quality, technology, price, reliability, brand recognition and reputation.

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

The markets for traditional audio and micro-audio speakers are competitive and subject to continuous technological innovation. Our competitiveness depends on our ability to offer high-quality products that meet our customers’ needs on a timely basis. The principal competitive factors of our products are time to market, price and breadth of product line. Many of our competitors have significant advantages over us such as far greater name recognition and financial resources than we have. With the acquisition of ASI, we expect that our market share will expand significantly in certain segments of the audio and micro-audio speaker markets, particularly in the market for home entertainment audio systems such as sound bars.

Sales and Marketing

Currently, we continue to market and sell certain of our OEM products through a network of our sales representatives located in Taiwan, China and the U.S. The products formerly produced by ASI are end user products which are marketed and sold as private label products for sale by retail outlets and chain stores.

Customers

During the fiscal year ended June 30, 2010, approximately 94% of our sales were made to customers outside the United States. We are currently delivering our micro-audio products to Quanta and Compal, and have been approved or are being evaluated for new product lines by  HP, Sony, Toshiba, Dell, LG, Sharp and Acer. We believe that international sales will expand with the current focus on micro devices and will represent an increasingly significant portion of our revenues in the future. A significant portion of our revenues has historically been attributed to a small number of customers and we expect that this may continue. None of our customers have continuing obligations to purchase products from us.  During the 2011 fiscal year, we expect that approximately 80% of the products formerly manufactured by ASI will be sold to customers in the United States.

Intellectual Property and Proprietary Rights

We try to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

Prior to the ASI Transaction, we had twenty one active US patents covering the design and technical innovations found in our audio products and three patents pending which relate to our innovative micro speaker design.  As a result of the ASI Transaction, we acquired the rights to another 14 patent applications that are pending.  Two of these patent applications are pending in the United States, two of these patent applications are pending in Taiwan and ten of these patent applications are pending in China. The granting of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued will afford adequate protection against competitors with similar technology, nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others.

We also own one trademark and have made application for three other trademarks.  In the ASI Transaction, we acquired the rights to  two trademarks.  We believe that these trademarks significantly strengthen consumer awareness of the AuraSound and ASI brands.

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

We had a net loss of $2,238,947 for the fiscal year ended June 30, 2010.  We have never been profitable and we may not be profitable in the future.  If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

Our independent auditor has noted in its report concerning our financial statements as of June 30, 2010 that we have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years, which, along with our accumulated deficit of $37,838,789, raises substantial doubt about our ability to continue as a going concern.

We sustained a net loss of $2,238,947 for the fiscal year ended June 30, 2010.  We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future.  If we do not become profitable, the value of your investment could be adversely affected or you could lose your investment.

On July 31, 2010 we acquired ASI Holdings Limited.  We cannot guarantee that we will be able to successfully integrate ASI’s operations or that our business and results of operations will improve as a result of this acquisition.

On July 31, 2010 we acquired ASI Holdings Limited in exchange for 5,988,005 shares of our common stock and a warrant to purchase 3,000,000 shares of our common stock and the assumption of $10,154,745 in debt consisting primarily of trade payables.  This acquisition is likely to place a strain on our management and administrative resources, infrastructure and systems and require us to make significant outlays of capital.  These measures are time consuming, will increase management’s responsibilities and will divert management’s attention from our day-to-day operations.  We cannot guarantee that we will be able to successfully integrate ASI’s operations with our operations.  Even if we are successful in integrating the operations of the businesses, there is no guarantee that our business and results of operations will improve as a result of this acquisition.

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

During the 2010 fiscal year, over  four-fifths of our net sales were made to customers that are located outside the United States.  Any one of several factors that affect overseas sales could adversely affect our results of operations.

During the year ended June 30, 2010, about 94% of our net sales were made to customers outside the United States.  Even though approximately 80% of ASI’s products are sold in the United States,  we believe that international sales will continue to have a material impact on our revenues and profitability.  Our revenues from international sales may fluctuate due to various factors, including:

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

In the sale of our micro-audio products,  we depend on key customers, a small number of which account for a significant portion of our revenue.  The loss of one or more of these customers could have a material adverse impact on our results of operations, liquidity and financial condition.

In the past, a significant portion of our revenue for micro-audio products was attributed to a small number of customers and this may continue. We had three major customers during the year ended June 30, 2010 which accounted for 85% of our sales.  We had two major customers during the year ended June 30, 2009 which accounted for 65% of our sales.  The receivables due from these customers as of June 30, 2010 and 2009 totaled $2,901,330 and $718,582 respectively.  Furthermore, none of our micro-audio customers have continuing obligations to purchase products from us. If our relationships with our largest customers deteriorated for any reason, we could lose a substantial portion of our net sales revenues, which would have a material adverse impact on our results of operations, liquidity and financial condition.

Prior to the ASI Transaction, we owned 21 active issued patents with three patents pending and one trademark with three additional trademarks applied for, which we believe are important to our business. In the ASI Transaction, we acquired the rights to several patents pending in both the United States and China, and the rights to two trademarks.   While we try to protect our intellectual property, if we are unable to do so our business could be harmed.

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

We may become subject to litigation for infringing the intellectual property rights of others .   Such actions could result in a decrease in our operating income and cash flow and would harm our business.

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

The loss of the services of our key employees, particularly the services rendered by Harald Weisshaupt, our Chief Executive Officer and Chief Financial Officer, could harm our business

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Harald Weisshaupt, our Chief Executive Officer and Chief Financial Officer, and the other members of our senior management team. With the exception of Harald Weisshaupt who has a one-year, renewable contract, we do not have long-term employment agreements with any of the other members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. With the exception of Mr. Weisshaupt, following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We have historically utilized a primary manufacturer to manufacture our products and during the twelve months ended June 30, 2008 we experienced significant negative issues with two successive suppliers.  Any negative issues with our current supplier could have a material adverse effect on our business and operating results and would jeopardize our ability to timely meet customer requirements, transition to a new vendor or become a multi-source company.  Our current supplier is GGEC.

Because we have historically utilized a primary third party manufacturer to manufacture our products, we have been totally dependent on that supplier to meet the quality and volume requirements of our customers. Any continuing dependency on a primary supplier will make us vulnerable to performance issues related to that manufacturer, which could lead to customer dissatisfaction and a loss of current and future business.  This could have a material adverse affect our business and operating results.

We do not manufacture the products we sell.  Instead, we rely on third parties, and one supplier in particular, to manufacture the products to our specifications.  However, we have experienced problems with the products manufactured by our suppliers.  Too many defective products could lead to customer dissatisfaction and a loss of business which would materially adversely affect our business and operating results.

Because we utilize third party manufacturers to manufacture our products, we may not become aware of issues relating to quality or performance until the products have been shipped.  This has in the past, and may in the future, result in high defect and rejection rates.  We have in the past, and we may in the future, be required to replace products, at our expense, that do not pass our customers’ inspections.  As a result of problems with our products, we could be subject to lawsuits and lose future business.  Any problems that we have with defective products could have a material adverse affect on our business and operating results.

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

If our technologies, including the product technology that we acquired in the ASI Transaction, is not accepted by the market, we may not achieve anticipated revenue or profits.

Our future financial performance as it relates to supplying audio devices will depend on market acceptance of our product technology, including the product technology we acquired in the ASI Transaction.  If our technologies and product lines do not gain sufficient positive market acceptance, we may not achieve profitability.

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

As of the date of this report, approximately 70% of our issued and outstanding common stock is owned by 2 stockholders.  See Item 12 titled “Security Ownership of Certain Beneficial Owners and Management.”  As a result of this significant ownership of our common stock, these 2 stockholders will be able to effectively control our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interests of our minority stockholders in that it may:
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

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ARUZ.”  On August 31, 2010, our common stock traded 300 shares at a price of $2.75.  Since then, our shares have not traded and there can be no assurance that an active trading market will be developed or maintained.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

We are authorized to issue 16,666,667 shares of our common stock and 3,333,333 shares of our preferred stock.  As of the date of this report, there are 16,666,667 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.  However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved in anticipation of the exercise of warrants.  Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

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

InSeat Solutions, LLC, an entity under the control of our former Chairman and former Chief Executive Officer, Mr. Arthur Liu, currently leases approximately 21,355 square feet of office, warehouse and technical research and development space which is located at 11839 East Smith Avenue, Santa Fe Springs, California. The current lease will expire on July 31, 2013.  We share this space with InSeat Solutions, LLC and we pay 23% of the rent commitment.  We do not have a written lease or rental agreement with InSeat Solutions, LLC and we have no obligation in connection with our use of the premises other than the payment of rent.  For the fiscal year ended June 30, 2010, this amount totaled $53,997 and we expect to pay at least this amount during the next fiscal year.    Our operations in Taiwan are conducted by AuraSound as a foreign corporation doing business in Taiwan.  We rent office space in Taiwan on a month to month basis at a rental rate of $1,558 per month. In the ASI Transaction, we assumed month- to- month obligations for offices in Hong Kong, Shenzhen Province and Arizona.

Employees

As of the date of this report, we employed 55 full-time employees and 7 consultants. Of these, eight employees and one consultant were located in Taiwan, 26 employees were located in Hong Kong and eight employees were located in Santa Fe Springs, California, two were located in Arizona and eleven employees and six consultants were located in Shenzhen, China. We also employ various engineering design and financial consultants from time-to-time on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our common stock is currently quoted on the OTCBB under the symbol “ARUZ”.

The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The information below reflects the 1-for-6 reverse stock split that was effected on November 17, 2009.

2010	Low Bid	High Bid
First quarter ended September 30, 2009	$.240	$3.600
Second quarter to ended December 31, 2009	$.150	$2.050
Third quarter ended March 31, 2010	$.950	$2.010
Fourth quarter ended June 30, 2010	$1.040	$2.750

2009	Low Bid	High Bid
First quarter ended September 30, 2008	$1.800	$6.6 00
Second quarter to ended December 31, 2008	$.006	$3.060
Third quarter ended March 31, 2009	$.120	$.480
Fourth quarter ended June 30, 2009	$.060	$2.940

Shareholders

As of September 14, 2009, there were 144 record holders of our common stock. This does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

Not Applicable

Securities Authorized for Issuance under Equity Compensation Plans

 The following table illustrates, as of June 30, 2010, information relating to all of our equity compensation plans.

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

Basis of Presentation

Prior to June 7, 2007, we were a shell company and did not engage in any business operations and were dedicated to locating and consummating an acquisition. On June 7, 2007, we completed a $12.9 million private placement and acquired AuraSound in a stock acquisition. The 11,505,305 shares of common stock issued for the acquisition were valued at $1.00 per share, the same as the per share price of the private placement. The acquisition was accounted for as a purchase in accordance with FAS 141. The operating results for the periods ended June 30, 2010 and 2009 include the full twelve month periods then ended.

Overview

With the acquisition of ASI on July 31, 2010, AuraSound has developed into a company which specializes in the design and manufacture of high-end fidelity speakers. With over 20 years experience, the Company’s broad expertise now ranges from TV soundbars, USB speakers, high-quality drivers for TV’s and laptops, to state-of-the art subwoofers and tactile transducers.  AuraSound has patented technologies which the Company believes will enable it to deliver  superior sound quality at excellent value.  AuraSound’s products are based on patented and proprietary NRT® Drivers, BassShakers™, Line Source™ tweeters and other proprietary technology.  We are currently based in southern California.  Since our business began in 1987, we have focused on the development of innovative and revolutionary magnetic speaker motor designs to deliver high-end audio products to the OEM, home and professional audio markets.  We have developed a proprietary portfolio of unique audio speaker technologies as a result of this emphasis on research and development, which we believe has led to strong brand recognition among audiophiles, sound engineers, electronics manufacturers and premium audio manufacturers.

During the last two years, our company has focused its research and development efforts on the development of new product lines for the micro-audio market. Specifically, we have developed miniaturized speakers that our tests indicate will deliver sound quality to devices such as laptop computers, flat-panel TVs, display screens, and mobile phones which we believe to be superior to the speakers currently utilized by such devices. Our micro-audio products have been tested and approved by Quanta and Compal.   Quanta has included our  speakers into certain of their new product design specifications. We believe that the market for micro-audio products is significant and we expect continued rapid growth as devices such as notebooks, netbooks,  and televisions continue growing. As of June 30, 2010, we had a backlog of approximately $1,991,000 in orders.

Our sales are made primarily on an OEM basis to manufacturers of high end speakers and sound systems. Historically, approximately 89% of our net sales were made to customers outside the United States. While approximately 80% of ASI’s sales are made in the United States, we believe that international sales will continue to represent a significant portion of our revenues.

Problems with our Suppliers

Historically, our practice has been to engage the services of one manufacturer because of the cost benefits of concentrated volume and significant efforts required to establish appropriate quality control measures.  During 2007, we originally utilized Grandford Holdings Ltd. as our primary manufacturer.  When Grandford was unable to meet our manufacturing specifications and delivery schedules, we engaged Zylux Acoustic Corporation as our manufacturer, but Zylux was also unable to meet our manufacturing specification and delivery schedules.  The failure of these 2 manufacturers resulted in damage to our reputation, a significant decrease in the orders promised to us by certain OEMs, exclusion from bidding on certain contracts, the payment to one customer of additional employee costs related to sorting through and testing the pieces we had supplied and costs to express ship replacement pieces to customers.

As a result, we were required to search out another manufacturer, again pay the cost of certification, again delay deliveries and walk through starting up new production lines at a new facility.

We contacted GGEC, a manufacturer of speakers for Bose and Harmin Kardin among others, in an effort to place future production with a supplier with an established record of producing quality speakers for major OEM customers and on December 21, 2007, we entered into a three-year manufacturing agreement with GGEC.  This agreement was terminated in July 2010, a new manufacturing agreement was entered into with GGEC and GGEC became a major stockholder of our company.  A discussion of the terms of the new manufacturing agreement with GGEC is included in Item 1 of this report.  GGEC has been able to satisfactorily meet the requirements of our customers and we are continuing to rebuild the relationships we lost.

General

The discussion below provides information about our operations and accounting methods for the fiscal year ended June 30, 2010 and does not, therefore, reflect any changes to our accounting methods and operations that may result from the acquisition of ASI Holdings Limited.

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

RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2010 Compared to Fiscal Year Ending June 30, 2009

REVENUE

Revenue for the year ended June 30, 2010 increased by $5,951,229 or 383% compared to the prior year, from $1,551,963 to $7,503,192. The increase in sales for the 2010 fiscal year has been the result of joint efforts of the Company and GGEC to re-establish relationships damaged by the problems incurred by the Company during 2007 and 2008 with its two previous suppliers, Grandford Holdings and Zylux. Please see our discussion above titled “Problems with our Suppliers”. The 2010 fiscal year results reflect significant progress in re-establishing the Company with prior customers and responding to new opportunities with new customers. The largest increase has come in applications which utilize our newly redesigned mini-speakers such as for notebook computers. Speakers which utilize our NRT Technology have also experienced a significant increase in demand due to a focused marketing effort and our ability to provide quality products on a timely basis with our current supplier, GGEC.

GROSS PROFIT

Cost of sales for the year ended June 30, 2010  was $7,388,488 as compared to cost of sales of $1,670,804 for the year ended June 30, 2009, which resulted in a gross profit for the current year of $114,704, compared to a gross loss of $118,841 during the prior year. With the emphasis on re-establishing credibility with our OEM customers, additional time and cost has been incurred to insure that quality standards are met. The result has been to defer significant profitability improvements while insuring the establishment of a disciplined and consistent quality assurance program and timely deliveries of finished products to our customers. A significant reduction in the reject rates and improved vendor acceptance of our products has resulted in an increase in orders received from customers and an improved backlog which had increased to approximately $3,117,000 as of August 31, 2010.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the year ended June 30, 2010 totaled $411,779, a reduction of $376,531 or 48% from the $788,310 incurred for the same period in the prior year. This reduction is the result of a cost reduction program which resulted in a reduction in salaries and related expenses. Research and development expenses consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is the life line of the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2010 increased by $245,697 or 16% to $1,765,263 as compared to $1,519,566 for the year ended June 30, 2009. The increase was primarily the result of increased legal fees and administrative costs. These expenses were partially offset by the cost reduction program implemented during the period which resulted in the reduction of about 40% of the work force in the US and a reduction of about 20% in the workforce in Taiwan and China. We expect our costs of administration will continue to be significant due to the costs of regulatory compliance as a public company and as a result of establishing our own administrative and accounting activities, which were previously performed by a related company.  In addition, we expect incremental administrative costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

 INTEREST EXPENSE

Net interest expense totaled $176,609 for the year ended June 30, 2010 compared with net interest expense of $144,085 for the year ended June 30, 2009.   Interest charges for the 2010 fiscal year relate primarily to the loans from GGEC which totaled $1,253,558 as of  June 30, 2010 and to notes payable to InSeat Solutions LLC, a company owned by our President and Chief Executive Officer, which amounted to $1,264,526 as of June 30, 2010.  On July 10, 2010 we repaid the loans by issuing to GGEC 6,000,000 shares of our common stock and warrants to purchase a total of 8,317,265 shares of our common stock.

INCOME TAXES

We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of June 30, 2010 and June 30, 2009. Accordingly, no income tax benefit has been reflected for either period.

NET LOSS

As a result of the above, there was a net loss for the year ended June 30, 2010 of $2,238,947 compared to a net loss of $2,570,802 during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our current liabilities exceeded our current assets by $6,620,058 compared to a deficit of $4,364,480 as of June 30, 2009.  As previously discussed, during the 2010 fiscal year we have worked closely with GGEC in focusing our efforts on transitioning relationships with existing customers and establishing relationships with new customers in addition to insuring a disciplined quality assurance program both of which we believe are necessary for us to grow as a company and meet the demands of our customers.  While progress in gaining re-acceptance has been slow, we are beginning to see progress as is reflected in our backlog which totaled approximately $3,117,000 as of August 31, 2010.

Net cash used in operating activities during the year ended June 30, 2010 was $202,383 as compared to net cash used of $1,284,300 during the prior year. This was due primarily to an increase in accounts payable (mainly to GGEC), an increase in accrued expenses (mainly interest), an increase in the amounts due to an affiliate, and a reduction in both accounts receivable and inventory.

Cash used in investing activities for the year ended June 30, 2010 was $36,773 as compared to $4,808 of cash used during the same prior year period.  Cash used in both periods was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

Cash provided by financing activities for the year ended June 30, 2010 totaled $47,640 compared to cash provided by financing activities of $1,538,004 in the prior year. The cash provided during the prior year period resulted primarily from an increase in the amount due a related party and the proceeds from loans received from GGEC which totaled $1,253,558.

We had net operating loss carry-forwards of approximately $27,341,296 as of June 30, 2010, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

On June 30, 2010, we had $129,939 in cash as compared to $321,455 in cash on June 30, 2009.  As of the date of this report, we have sufficient cash to continue our operations for a period of about two months.

In September 2007, we executed a $10.0 million one-year accounts receivable credit facility and a one year $2.0 million fixed deposit credit facility with Bank SinoPac in order to insure resource availability. On September 25, 2008, we repaid our credit facility in full. On October 8, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of June 30, 2009, GGEC had advanced $1,253,558 under the terms of that agreement. On July 10, 2010 AuraSound entered into and consummated a Securities Purchase Agreement with GGEC America, Inc. and its parent, GGEC, whereby GGEC America Inc. purchased 55% of the then issued and outstanding shares of common stock of AuraSound.  Also on July 10, 2010, AuraSound entered into an Asset Purchase Agreement with ASI Holdings Limited whereby AuraSound agreed to acquire substantially all the business assets and certain liabilities of ASI Holdings and its wholly owned subsidiary for common stock and warrants of AuraSound, Inc.  The ASI Holdings acquisition was completed on July 31, 2010.  See the Current Report on Form 8-K filed which we filed on July 10, 2010 and the Current Report on Form 8-K which we filed on July 31, 2010 for more details relating to these transactions.  While we believe that our long-term relationship with GGEC as our financial partner and the acquisition of ASI Holdings will affect our business positively, the need for working capital continues and the need for a working capital line remains a very high priority. If the Company is unable to obtain financing for its working capital requirements, it will need to obtain additional loans from GGEC, sell more of its securities or curtail its business sharply.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2010, the Company incurred losses of $2,238,947. The Company had an accumulated deficit of $37,838,789 as of June 30, 2010. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations and to attain profitability.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item 8 is hereby incorporated by reference from the Company's Financial Statements beginning at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believes that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of September 24, 2010, the following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Year Became an Executive Officer or Director	Position(s)
Danny Tsui	46	2010	Chairman of the Board
Harald Weisshaupt	44	2010	Director, Chief Executive Officer, President and Chief Financial Officer
Robert Pearson	75	2008	Director
Robert Tetzlaff	59	2010	Director
Vidian Tran	34	2010	Director and Secretary
Pete Andreyev	53	2010	Director
Willian H Kurtz	53	2010	Director
Donald North	38	2007	Vice President of Engineering

Messrs. Tsui and Tetzlaff and Ms. Tran were appointed to the board of directors in conjunction with the GGEC Transaction.  Mr. Weisshaupt was appointed to the board of directors in conjunction with the ASI Transaction.  Messrs. Kurtz and Andreyev were appointed to the board of directors in August, 2010. The following brief biographies contain information about our directors and our executive officers.  The information includes each person’s principal occupation and business experience for at least the past five years.  This information has been furnished to us by the individuals named.  There are no family relationships known to us between the directors and executive officers.

Danny Tsui, Chairman of the Board – Mr. Tsui is the General Manager of GGEC Hong Kong, a subsidiary of GGEC China, a position he has held since April 1994.  Prior to assuming the role of General Manager of GGEC Hong Kong, Mr. Tsui worked for GGEC China as Administration Manager from April 1990 to March 1994.  Mr. Tsui’s knowledge of the business of GGEC China and its subsidiaries led AuraSound to conclude that he should serve as a director.

Harald Weisshaupt, Director, President, Chief Executive Officer and Chief Financial Officer – Mr. Weisshaupt was the founder of, and has been employed by, ASI Holdings as its Chief Executive Officer from April 2006.  Mr. Weisshaupt has almost 20 years senior management experience with both multi-national companies and start ups.  Prior to founding ASI Holdings, from October 2003 to April 2006 Mr. Weisshaupt worked for Gateway/eMachines as the Vice President of Procurement.  His business experience includes employment with Hewlett Packard and 3PARdata, which, at the time of his involvement, was a start up company that eventually became publicly traded.  Mr. Weisshaupt earned a double major master of science degree in Supply Chain and Accounting from the University of Ulm, Germany.  Mr. Weisshaupt’s knowledge of the business of ASI Holdings and its operations led AuraSound to conclude that he should serve as a director.

Robert C. Pearson , Director – Mr. Pearson became a director in January 2008.  Mr. Pearson retired in March 2010 from his position as Senior Vice President –Investments of  RENN Capital Group which he joined  in April 1997   From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by RENN Capital Group.  From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues.  Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments where he served in several positions including Vice President-Controller and later as Vice President-Finance.  Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan.

Robert Tetzlaff, Director – Mr. Tetzlaff is currently the President of GGEC America, an OEM audiosystems and electronics manufacturer, a position he has held since April 2010.  Prior to April 2010, from and after October 2001, he was employed by GGEC America as Vice President and Business Unit Manager.  Prior to October 2001, Mr. Tetzlaff held various positions with a number of companies that provided audio systems or speakers to the automotive industry.  Mr. Tetzlaff graduated from the University of Illinois with a degree in Electrical Engineering Technology.  His long experience in the audiosystem industry, which began in 1979, his familiarity with the operations of GGEC America and his education as an electrical engineer led AuraSound to conclude that he should serve as a director.

 Vidian Tran, Director and Secretary – Ms. Tran has been employed by GGEC America as its Finance Manager since July 2006.  Ms. Tran graduated from the University of Utah with a bachelor’s degree in finance in 2002.  Ms. Tran’s familiarity with the operations of GGEC America and her background in finance led AuraSound to conclude that she should serve as a director.

Pete Andreyev, Director – Mr. Andreyev has over 30 years experience in the high technology industry.  Since September 2006 he has been the Chief Executive Officer and President of MaxProfit Consulting, a company he founded.  From  2003 to September 2006, he was Vice President of Asia Pacific Sales at Hitachi Global Storage Technologies.  His overall experience includes new product development, manufacturing, corporate strategy, and sales and marketing.  Mr. Andreyev currently serves as a board member of several public and private firms.  He earned a B.S. degree in Electrical Engineering at the University of Notre Dame and a M.S. degree in Management at Stanford University.

William H Kurtz, Director – William Kurtz has accumulated 30 years experience serving as either Chief Financial Officer or COO/CFO for both Fortune 500 companies and fast growth Mid-Cap companies in both the East Coast and Silicon Valley. Mr. Kurtz is currently Chief Financial Officer for Bloom Energy, a company he joined in March 2008.  Prior to joining Bloom Energy, Mr. Kurtz was Executive Vice President and Chief Financial Officer of Novellus Systems, Inc., a global semiconductor equipment company from  September, 2005 to February, 2008and was Senior Vice President and Chief Financial Officer of Engenio Information Technologies, Inc. from  March 2004 to August, 2005. Prior to Engenio, Bill held Senior Financial positions and served as Chief Operating Officer & Chief Financial Officer for 3PAR Data, Inc. and Chief Financial Officer for Scient Corporation. Bill spent 15 years at AT&T and rose rapidly thru the management ranks holding a number of high profile development roles intended to prepare him for the position of CFO of AT&T, including AT&T Cost Czar where he was responsible for AT&T's worldwide cost reduction program. Bill began his career in public accounting and earned his CPA certification at Price Waterhouse, now PricewaterhouseCoopers LLP. Bill currently serves on the Board of Directors for PMC-Sierra Inc and is Chair of their Audit Committee.  From October 1999 to February 2007, he served on the Board of Directors of Redback Networks, Inc. He holds a bachelor's degree in Commerce  from Rider University and a master's degree in Management Sciences from Stanford University.

Donald North, Vice President of Engineering - Mr. North became our Vice President of Engineering on June 7, 2007 in connection with our acquisition of AuraSound. Mr. North has served as AuraSound’s Engineering Director since 2005. Prior to his current position at AuraSound, Mr. North was a Loudspeaker Design Engineer at Harman International from 1999 to 2000 and served as a Transducer Engineer at AuraSound from 1995 to 1999. Mr. North began his career as an engineer for Boston Acoustics in 1995. Mr. North is the inventor of the Whisper transducer and has served as the lead project engineer and project manager for the research and development teams responsible for the creation of several AuraSound product lines including the Mobile Reference series of woofers and Monster Cable’s M Design series of home theater loudspeakers. Mr. North graduated from California Institute of Technology in 1994 with a B.S. in Engineering and Applied Science.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended June 30, 2010, none of our officers, directors or owners of 10% of our common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our code of ethics will be provided to any person without charge, upon request.  Requests should be in writing and addressed to Mr. Harald Weisshaupt, c/o AuraSound, Inc., 11839 East Smith Avenue, Santa Fe Springs, California 90670.

Nomination of Directors

We do not have procedures in place whereby security holders may recommend nominees to our board of directors and there has been no change to this during the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers  during our fiscal years ended June 30, 2009 and 2010.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen- sation Earnings ($)	Other Comp ($)	Total ($)
Arthur Liu (1), Former Chief Executive Officer	2009	$155,385	0	0	0	0	0	0	$155,385
and President	2010	$120,000	0	0	0	0	0	0	$120,000

Donald North, Vice President	2009	$107,651							$107,651
Of Engineering	2010	$122,528	0	0	0	0	0	0	$122,528
(1)	Arthur Liu resigned effective July 31, 2010

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.

Employment Agreements

The following discussion provides only a brief description of the document described below.  The discussion is qualified by the full text of the agreement.

We entered into an employment agreement with Harald Weisshaupt, pursuant to which Mr. Weisshaupt serves as our Chief Executive Officer.  The employment agreement provides for a base salary of $120,000 per year and will renew for successive one year terms until terminated by either party.  Aside from the base salary, Mr. Weisshaupt will be entitled to participate in benefit plans (such as medical and dental plans) or receive other benefits (such as life or disability insurance) provided to other executive officers of AuraSound.  We will also reimburse Mr. Weisshaupt for the cost of his housing in Hong Kong, which is currently $2,500 per month.  We may terminate the employment agreement for “cause” or without cause, upon written notice to Mr. Weisshaupt.  Mr. Weisshaupt may terminate the employment agreement by resigning for “good reason” or by providing 60 days notice of his intent to resign.  If the employment agreement is terminated by AuraSound without cause or by Mr. Weisshaupt for good reason, AuraSound will continue to pay or provide to Mr. Weisshaupt, for a period of 12 months, his then current base salary and the premiums necessary to keep Mr. Weisshaupt, his spouse and his dependents on AuraSound’s group medical coverage.

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

During the 2010 fiscal year, we did not grant any stock options or other equity awards to our executive officers, although we may decide to do so in the future.  We would grant awards of equity to employees because we believe that share ownership may be an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our stockholders.  No employee is required to own common stock in our company.

Board Compensation

With the exception of Robert Pearson, our directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings.  Effective August 1, 2010, Mr. Pearson receives a $10,000 annual retainer plus $2,000 per meeting and $1,000 for serving on a committee for his services as a director  There have been no options granted to any director for their services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to our shares of common stock beneficially owned as of September 20, 2010 by: (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  Unless otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.  Common stock beneficially owned and percentage ownership are based on 16,666,667 shares outstanding.
Title of Class of Security	Name and Address	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock

	Officers, Directors and Director Designees

Common Stock	Harald Weisshaupt, Chief Executive Officer designee, Chief Financial Officer designee and Director Designee	5,988,005	(1)	35.9%
Common Stock	Donald North, Vice President, Engineering	100,000	(2)	.6%
Common Stock	Danny Tsui, Director Designee	0		0
Common Stock	Robert Tetzlaff, Director	0		0
Common Stock	Vivian Tran, Director Designee	20,000	(3)	.1%
Common Stock	Robert Pearson, Director	0		0
Common Stock	Kobe Zhang, Director	0		0
Common Stock	William H. Kurtz
Common Stock	Pete Andreyev

	All executive officers, executive officer designees, directors and Director Designees as a group	6,108,005		36.6%

	5% Holders
Common Stock	Arthur Liu	4,582,871	(4)	27.5%
Common Stock	InSeat Solutions, LLC	3,125,453	(4)	18.8%
Common Stock	Sunny World Associates Limited (5)	5,389,204	(5)	32.3%
Common Stock	GGEC America, Inc. (6)	14,317,265	(6)	57.3%
Common Stock	Robert Eide (7)	3,035,000	(7)	18.2%
Common Stock	Vision Opportunity Master Fund (8)	964,837	(8)	5.5%

(1) 5,389,204 shares of Common Stock are held by Sunny World Associates Limited and 598,801 shares of Common Stock are held by Faithful Aim Limited, both of which are controlled by Mr. Weisshaupt. All but 500,000 of the shares are subject to forfeiture under certain conditions and are currently held in an escrow account, however, Sunny World Associates Limited and Faithful Aim Limited are entitled to vote the shares.
(2) Represents a warrant to purchase 100,000 shares of Common Stock at a price of $0.75 per share that may be exercised once the number of authorized shares of Common Stock .is increased.
(3) Represents a warrant to purchase 20,000 shares of Common Stock at a price of $0.75 per share that may be exercised once the number of authorized shares of Common Stock .is increased.
(4) Includes 1,257,418 shares of Common Stock and a warrants to purchase 200,000 shares of Common Stock at a price of $0.75 held by Arthur Liu and 603,951 shares of Common Stock, a warrant to purchase 277,778 shares of Common Stock at a price of $0.50 per share and a warrant to purchase 2,243,724 shares of Common Stock at a price of $0.50 per share which are held by Inseat Solutions LLC, an entity controlled by Arthur Liu. The warrant to purchase 200,000 shares of Common Stock held by Mr. Liu and the warrant to purchase 2,243,724 shares of Common Stock held by InSeat Solutions LLC may be exercised once the number of authorized shares of Common Stock .is increased.
(5) See footnote number 1 above. The address of Sunny World Associates Limited is Third Floor, Jonsim Place, 228 Queen’s Road, Wanchai, Hong Kong.
(6) Includes 6,000,000 shares of Common Stock and warrants to purchase 6,000,000 shares of Common Stock at a price of $1.00 per share and 2,317,265 shares of Common Stock at a price of $0.75 per share. The address of GGEC America, Inc. is 1801 E. Edinger Avenue, Suite 255, Santa Ana, California 92705.
(7) This information is based on a public filing dated May 19, 2009 made by Mr. Eide. According to that filing, Mr. Eide’s address is c/o Aegis Capital Corporation, 810 7th Avenue, 11th Floor, New York, New York 10019.
(8) Includes warrants to purchase 964,837 shares of Common Stock at a price of $0.50 per share. The address of Vision Opportunity Master Fund Ltd. is 20 W. 55th Street, 5th Floor, New York, New York 10019.
(9) Includes 750,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock at a price of $0.50 per share. The address of RENN Capital Group Plc. is 8080 N. Central Expressway, Suite 210, Dallas, Texas 75206.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Board Independence

Our board of directors presently consists of Mr. Danny Tsui, Mr. Harald Weisshaupt, Mr. Robert Pearson, Mr. Robert Tetzlaff, Ms Vidian Tran, Mr. Pete Andreyev, and Mr. William H. Kurtz. While our common stock is not traded on any exchange, we have used Section 803(A)(2) of the Rules of NYSE Amex to determine if our directors are “independent.” Using the definition of “independent” as set forth in Section 803(A)(2), we have determined that Mr. Robert Pearson and Mr. William Kurtz are our only independent director.

Related Party Transactions

Described below are certain transactions or series of transactions that occurred from July 1, 2008 through the date of this report (the “Period Reported”) between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

On July 10, 2010, we entered into and consummated a Securities Purchase Agreement with GGEC America and its parent GGEC. Pursuant to the Securities Purchase Agreement, we sold and issued to GGEC America (i) 6,000,000 shares of unregistered common stock, which, following the consummation of the Securities Purchase Agreement, constituted approximately 55% of AuraSound’s issued and outstanding shares of common stock, (ii) a 3 year warrant to purchase 6,000,000 shares of common stock at an exercise price of $1.00 per share, and (iii) a 3 year warrant to purchase 2,317,265 shares of common stock at an exercise price of $0.75 per share; for an aggregate purchase price of US $3,000,000 (the “GGEC Transaction”). GGEC America paid the purchase price for the shares and warrants by cancelling $3,000,000 of indebtedness owed by AuraSound to GGEC America and GGEC. In addition, pursuant to the Securities Purchase Agreement, we issued 3 year warrants to a total of 5 officers, employees and consultants of AuraSound and GGEC America to purchase a total of 380,000 shares of common stock at an exercise price of $0.75 per share (the “Service Warrants”). Arthur Liu, our former Chief Executive Officer and former Chairman of the Board, received 200,000 of the Service Warrants, Donald North, our Vice President – Engineering, received 100,000 of the Service Warrants and Vidian Tran, a director, received 20,000 of the Service Warrants. The warrants to be issued to GGEC and the 5 officers, employees and consultants of AuraSound and GGEC America are exercisable for cash only and will not be exercisable until we have increased our authorized common stock to a number sufficient to allow their full exercise.

On July 10, 2010, we entered into and consummated an Agreement to Convert Debt (the “Debt Conversion Agreement”) with Inseat Solutions, LLC (“Inseat”), a California limited liability company controlled by Arthur Liu, our former Chief Executive Officer and Chief Financial Officer. Pursuant to the Debt Conversion Agreement, we issued 326,173 shares of unregistered common stock and a 5 year warrant to purchase 2,243,724 shares of common stock at an exercise price of $0.50 per share (the “Inseat Warrant”), in consideration of the cancellation of $1,957,040 of indebtedness owed by us to Inseat. The Inseat Warrant is exercisable for cash only and will not become exercisable until we have increased our authorized common stock to a number sufficient to enable the full exercise of all of AuraSound’s outstanding convertible securities, including the Inseat Warrant.

On July 10, 2010, we entered into an Asset Purchase Agreement with ASI Holdings Limited, a Hong Kong corporation (“ASI Holdings”), and its wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona”). Pursuant to the Asset Purchase Agreement, we acquired, on July 31, 2010 (the “Closing Date”), substantially all of the business assets and we assumed certain liabilities of ASI Holdings and ASI Arizona, in consideration of the issuance to the two stockholders of ASI Holdings of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock, and the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings and controlled by the founder and Chief Executive Officer of ASI Holdings, Mr. Harald Weisshaupt, a 5 year warrant to purchase an aggregate of 3,000,000 shares of common stock (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”). The liabilities we assumed totaled approximately $10,154,745 and consisted primarily of trade payables.

The ASI Warrant is exercisable for cash only and shall not become exercisable until we have increased our authorized common stock to a number sufficient to enable the full exercise of all outstanding warrants and options of AuraSound. The ASI Warrant is also subject to the following vesting conditions:

(i)           500,000 Warrant Shares will vest upon the 1 year anniversary of the Closing Date, provided that during the period commencing January 1, 2011 and ending December 31, 2011 the total revenue minus all expenses, less taxes, dividends and appreciation (the “Net Profit”) of AuraSound and its consolidated subsidiaries, measured in accordance with U.S. GAAP, equals or exceeds US$3.3 million;

(ii)          500,000 Warrant Shares will vest upon the 2 year anniversary of the Closing Date, provided that during the period commencing January 1, 2012 and ending December 31, 2012 the total Net Profit of AuraSound and its consolidated subsidiaries, measured in accordance with U.S. GAAP, equals or exceeds US$4.3 million;

(iii)         2,000,000 Warrant Shares will vest upon the 3 year anniversary of the Closing Date, provided that during the period commencing January 1, 2013 and ending December 31, 2013 the total Net Profit of AuraSound and its consolidated subsidiaries, measured in accordance with U.S. GAAP, equals or exceeds US$5.4 million; and

(iv)        All remaining Warrant Shares will vest upon the 3 year anniversary of the Closing Date, provided that during the period commencing January 1, 2011 and ending December 31, 2013, the total Net Profit of AuraSound and its consolidated subsidiaries, measured in accordance with U.S. GAAP, equals or exceeds US$13.0 million, notwithstanding the failure to achieve one or more milestones set forth in (i)-(iii) above.

Also on the Closing Date, AuraSound, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the stockholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) would be held in escrow by our legal counsel until (i) AuraSound or its manufacturer, GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, Inc., obtains the license rights needed for AuraSound to manufacture and sell ASI Holdings’ products to ASI Holdings’ customers after the Closing Date, and (ii) all of the members of AuraSound’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the stockholders of ASI Holdings, which approval shall not be unreasonably withheld if the condition in the preceding clause (i) is satisfied. The stockholders of ASI Holdings will have the right to vote their respective Contingent Shares notwithstanding that the Contingent Shares are held in escrow, until or unless the Contingent Shares are cancelled as contemplated in the following sentence. If the conditions in the preceding clauses (i) and (ii) are not satisfied on or prior to the six month anniversary of the Closing Date, the Contingent Shares shall be deemed automatically cancelled in their entirety and the certificates representing the Contingent Shares shall be returned forthwith to our transfer agent for cancellation.

On the Closing Date, the stockholders of ASI Holdings entered into a Lock-Up Agreement restricting them from selling any of their respective ASI Transaction Shares for a period of 6 months from the Closing Date, and during the period from 6 months after the Closing Date until the 1 year anniversary of the Closing Date, the stockholders of ASI Holdings may sell no more than 25% of their respective ASI Transaction Shares, and in the period from 1 year after the Closing Date until the 2 year anniversary of the Closing Date, the stockholders may not sell more than 50% of their ASI Transaction Shares, and the lock-up restriction will cease as to all of the ASI Transaction Shares following the second anniversary of the Closing Date.

On the Closing Date, Harald Weisshaupt and AuraSound entered into a Noncompetition Agreement pursuant to which Mr. Weisshaupt will be prohibited from engaging in any business activity that is competitive with our business, and from soliciting our employees and independent contractors, for a period of 2 years from the termination of Mr. Weisshaupt’s employment with us.

On July 30, 2010 AuraSound and GGEC entered into a new Manufacturing Agreement which superseded and replaced the Manufacturing Agreement between them dated December 12, 2007 (the “Prior Manufacturing Agreement”). Pursuant to the new Manufacturing Agreement, AuraSound agreed to fully disclose to GGEC and its personnel our processes, trade secrets, engineering, design, operating information, technical information and other data (defined in the Manufacturing Agreement as “Know-how”) relating to our products and, as necessary to provide instruction to GGEC’s personnel in the methods and techniques for manufacturing the products. AuraSound also granted to GGEC the right to manufacture and package AuraSound’s products and to transfer this right to its affiliates. GGEC agreed that any new inventions or related products or processes which it may develop as a result of disclosure of the Know-how shall be the property of AuraSound. GGEC also agreed that it will not, without the written consent of AuraSound, sell or distribute the products or manufacture or sell competing products to any current customers of AuraSound.

For the manufacturing services performed pursuant to the Manufacturing Agreement, AuraSound will pay to GGEC the cost of all materials required to build the products, labor charges, finance charges, selling, general and administrative expenses, spoilage charges and an amount of profit. AuraSound will also be required to pay the costs of shipping the products and tooling charges for the improvement of products or for the development of new products.

GGEC will provide an office to host AuraSound’s engineering and support team. GGEC China has also agreed to provide the use of its audio testing facilities at no charge to AuraSound. GGEC and AuraSound have also agreed to develop new products that will be manufactured by GGEC and sold by AuraSound.

All of AuraSound’s intellectual property, as well as its Know-how and any patents, design rights, copyrights and other intellectual property rights that relate to special tooling, will belong to AuraSound. All products made pursuant to the Manufacturing Agreement will belong to AuraSound. GGEC agrees that it will supply the products only to AuraSound or to customers specified by AuraSound and agrees that it will not manufacture for AuraSound’s competitors products that compete with the products that it manufactures for AuraSound. So long as GGEC gives AuraSound prompt notice of any claim made or action threatened or brought against GGEC, AuraSound agrees to indemnify GGEC against any claim of infringement of letters patent, registered design, trade mark or copyright by the use or sale of the products manufactured by GGEC for AuraSound.

On October 8, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC would acquire a 55% interest in AuraSound. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of June 30, 2010, GGEC had advanced $1,253,558, which was the largest aggregate principal amount outstanding during the Period Reported. Under the terms of that agreement, interest accrued at 8% and the notes were collateralized by all of our present and future tangible and intangible assets. Interest accrued on the notes totaled $116,301 as of June 30, 2010 and $ 41,088 as of June 30, 2009. The indebtedness was cancelled on July 10, 2010 in conjunction with the GGEC Transaction.

At June 30, 2010, notes payable to InSeat Solutions LLC, an entity controlled by, Arthur Liu, our former Chairman and CEO, totaled $1,264,526. The notes and advances were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the period ended June 30, 2010 and 2009 amounted to $173,377 and $115,122 respectively. In conjunction with the private placement it undertook on June 7, 2007, the Company agreed that it would not repay more than $900,000 of the June 6, 2007 balance without stockholder consent. On June 6, 2007, the Company repaid $700,000 and on July 6, 2007, the Company repaid $200,000 of such notes. The Company also repaid $300,000 of a management fee accrual to the related party. The total amount due to InSeat Solutions LLC as of June 30, 2010 including the notes and accounts payable amounted to $1,724,724. As of June 30, 2010, the accrued interest on the notes payable to this related party amounted to $232,317 and is reflected in accrued expenses on the accompanying financials.

We have a month to month services agreement with InSeat Solutions, LLC. We have recorded allocated expenses excluding rent of $71,210, for the year ended June 30, 2010 for services provided to us by this entity, all of which had been paid as of June 30, 2010.

We share office space with InSeat Solutions, LLC and have agreed to pay 23% of the rent commitment. For the period ended June 30, 2010 this amount totaled $53,997, all of which had been paid as of June 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees estimated to be billed for the fiscal year ended June 30, 2010 for professional services rendered by our principal accountants for the audit of our annual financial statements is $45,000. The aggregate fees billed for the fiscal year ended June 30, 2009 were $45,000.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal year ended June 30, 2010 for professional services rendered by our principal accountants for the review of the financial statements included in our quarterly reports on Form 10-QSB and other services provided by the accountants in connection with statutory and regulatory filings were $30,000. The aggregate fees billed for the fiscal year ended June 30, 2009 were $30,000.

TAX FEES

The aggregate fees billed for the fiscal year ended June 30, 2009 for professional services rendered by our principal accountants for tax advice was $5,000. No such fees were paid for the fiscal year ended June 30, 2010.

ALL OTHER ACCOUNTANT FEES

The aggregate fees paid for other professional services rendered by our principal accountants for the fiscal year ended June 30, 2010 was $60,000. No such fees were paid for the fiscal year ended June 30, 2009.

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

June 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AuraSound, Inc.

We have audited the accompanying consolidated balance sheets of AuraSound, Inc. (a Nevada corporation) as of June 30, 2010 and June 30, 2009 and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the years ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuraSound, Inc. as of June 30, 2010 and June 30, 2009 and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2010, the Company incurred net losses of $2,238,947. In addition, the Company had negative cash flow from operating activities amounting to $202,383 for the year ended June 30, 2010. These factors, among others, as discussed in Note 10 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
September 27, 2010

AURASOUND, INC.
CONSOLIDATED BALANCE SHEET

	AS AT
	June 30, 2010	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$129,939	$321,455
Trade accounts receivable, net	3,432,135	928,471
Inventories - net	537,198	164,994
Other assets	-	2,291
Total current assets	4,099,272	1,417,211

Property and equipment, net	106,465	89,834

Total Assets	$4,205,737	$1,507,045

Liabilities and Stockholders' Deficit
Current Liabilites:
Accounts payable	$6,916,004	$2,374,747
Accrued expenses	800,044	451,302
Due to officer	25,000	25,000
Notes payable	1,253,558	1,253,558
Note payable-related party	1,724,724	1,677,084
Total Liabilities	10,719,330	5,781,691

Commitments and Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $.01 par value, 3,333,333 shares authorized and none issued and outstanding at June 30, 2010 and 2009	-	-
Common Stock, $.01 par value, 16,666,667 shares authorized, 4,678,662 issued and outstanding at June 30, 2010 and 2009	46,787	46,787
Additional paid-in-capital	31,278,409	31,278,409
Accumulated deficit	(37,838,789)	(35,599,842)
Total Stockholder's Deficit	(6,513,593)	(4,274,646)

Total Liabilities and Stockholders' Deficit	$4,205,737	$1,507,045

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Net Revenue	$7,503,192	$1,551,963

Cost of sales	7,388,488	1,670,804

Gross income (loss)	144,704	(118,841)

Operating expenses
Research & development	411,779	788,310
Selling, general and administrative expenses	1,765,263	1,519,566
Total operating expenses	2,177,042	2,307,876

Loss from operations	(2,062,338)	(2,426,717)

Other Expense
Interest expense (net)	176,609	144,085
Net Loss	$(2,238,947)	$(2,570,802)

Basic & diluted net income (loss) per share	$(.48)	$(.55)

Weighted average shares of share capital outstanding - basic & diluted	4,678,662	4,678,662

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Capital Stock		Paid In	Shares to be	Accumulated	Total Stockholder's
	Shares	Amount	Capital	issued	Deficit	Equity(Deficit)
Balance June 30, 2008	4,678,662	$280,720	$31,044,476	$-	$(33,029,040)	$(1,703,844)
Net loss for the year ended June 30, 2009					2,570,802
Adjustment to reflect reverse split		(233,933)	233,933

Balance June 30, 2009 adjusted for reverse split	4,678,662	$46,787	$31,278,409	$-	$(35,599,842)	$(4,274,646)
Net loss for the year ended June 30, 2010	-	-	-	-	(2,238,947)	(2,238,947)
Balance June 30, 2010	4,678,662	$46,787	$31,278,409	$-	$(37,838,789)	$(6,513,593)

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,238,947)	$(2,570,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,142	15,806
Provision for bad debts	18,935
Provision for obsolete inventory	-	208,901
(Increase) / decrease in assets:
Accounts receivable	(2,522,599)	(626,909)
Inventories	(372,204)	(8,451)
Other current assets	2,291	97,381
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	4,889,999	1,599,774
Total adjustments	2,036,564	1,286,502
Net cash used in operations	(202,383)	(1,284,300)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(36,773)	(4,808)
Net cash used in investing activities	(36,773)	(4,808)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) advances on credit facility		(2,145,477)
Restriction on cash removed	-	2,000,000
(Repayments) proceeds of related party notes payable		91,762
Proceeds from affiliate	47,640	313,161
Due to officer		25,000
Proceeds from loans payable		1,253,558
Net cash provided by (used in) financing activities	47,640	1,538,004

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(191,516)	248,896
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	321,455	72,559
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$129,939	$321,455

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$7,508
Income tax payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

General

Hemcure, Inc. (the Company or we/us/our) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, our Company was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, we acquired AuraSound, Inc. ("AuraSound"). Aura Sound, a California corporation, was incorporated on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components using electromagnetic technology. The Company, through its acquisition of Aura Sound, became an operating entity and was no longer a development stage entity. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

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

Accounts Receivable

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor's compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of June 30, 2010 and 2009, the allowance for doubtful accounts amounted to $63,689.64 and $59,040 respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of June 30, 2010 and 2009, the allowance for obsolescence amounted to $193,139 and $286,853 respectively.

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

Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets. As of June 30, 2010 and June 30, 2009, the Company had net property, plant and equipment in the amount of $106,465 and $89,834 respectively consisting of the following:

	2010	2009
Machinery & Equipment	$36,281	$6,802
Tooling	105,193	105,193
Computer software and equipment	7,411	1,501
Accumulated depreciation	(42,420)	(23,662)
Total	$106,465	$89,834

The Company utilizes a facility leased from a related party.  Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically. As a result of such assessment at June 30, 2008, Management determined that goodwill had been impaired due to insufficient undiscounted future cash flows to assure recovery of the carrying value of such assets.

Intangible Assets

The Company applies the specific criteria to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Accordingly, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment. Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years.

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in order to determine which such assets requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Advertising Expense

Advertising costs are charged to expense as incurred and were immaterial for the years ended June 30, 2010 and 2009.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at June 30, 2010 and June 30, 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based upon our review and analysis, the Company consists of one reportable business segment as of June 30, 2010 and 2009.

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

 The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2009 and 2010,  the Company had no potentially dilutive warrant shares outstanding.

Stock-based compensation

The Company accounts for  Stock-Based Compensation utilizing the fair-value method of accounting for stock-based compensation.
The Company authorized no stock options or other equity based compensation for any employees during the fiscal years ended June 30, 2010 and 2009.

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) amended guidance related to the measurement of liabilities at fair value, which was effective upon issuance. These amendments clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB amended guidance related to revenue recognition that will be effective for the Company beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB amended guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB amended guidance related to fair value measurements and Disclosures, which was effective beginning the 2nd quarter of the Company’s 2010 fiscal year, December 31, 2009. These amendments prescribe new disclosures and clarify certain existing disclosure requirements related to fair value measurements. The objective of the amendments was to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB amended guidance related to disclosure of subsequent events, which was effective upon issuance. These amendments prescribe that entities that are SEC filers are required to evaluate subsequent events through the date that the financial statements are issued. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Reclassifications:

For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - INVENTORIES

Inventories at June 30, 2010 and 2009 consisted of the following:

	2010	2009
Raw materials	$11,230	$13,568
Finished goods	719,107	438,279
Provision for obsolescence	(193,139)	(286,853)
Total	$537,198	$164,994

NOTE 4 -ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2010 and 2009:

	2010	2009
Accrued consulting fees	$236,359	$236,359
Accrued interest	344,115	167,738
Accrued payroll and others	219,570	47,205
Total	$800,044	$451,302

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- DEBT AGREEMENTS & RESTRICTED CASH

Credit facility

Effective June 7, 2007, the Company entered into a one-year $12 million credit facility with Bank SinoPac pursuant to which a $10.0 million revolving accounts receivable facility and a $2 million fixed deposit credit facility were made available to the Company. Obligations under the agreement were secured by substantially all the assets of the Company. The accounts receivable facility, which could be used for working capital and other general corporate purposes, bears interest at the rate of prime minus .5%. The letter of credit facility bears interest at the rate of TCD plus 1%. The credit facility was also subject to certain covenants and conditions and contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of June 30, 2008, $2,000,000 had been drawn from this facility.

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

Notes payable

On October 8, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of June 30, 2010, GGEC had advanced $1,253,558.  Under the terms of that agreement, interest was accrued at 8% and the notes were collateralized by all of the Company’s present and future tangible and intangible assets.
Interest expense of $75,213 and $41,088 was related to these notes for the years ended June 30, 2010 and 2009 respectively.  Interest accrued on the notes totaled $116,301 as of June 30, 2010 and $ 41,088 as of June 30, 2009.

On July 10, 2010 AuraSound entered into and consummated a Securities Purchase Agreement with GGEC America, Inc. (“GGEC”)and its parent Guoguang Electric Company Limited (“GGEC China”) whereby GGEC purchased 55% of the then issued and outstanding shares of Common Stock of AuraSound for a purchase price of $3,000,000.  GGEC America, Inc. paid the purchase price by cancelling $3,000,000 of indebtedness owed by AuraSound to GGEC and to GGEC China, including cancelling the $1,253,558 in notes and the related accrued interest as of the date of the transaction.

NOTE 6 - RELATED PARTY TRANSACTIONS AND COMMITMENT

For the first three months of the year ended June 30, 2010, the Company paid $20,000 per month as a management fee to an entity owned by our former Chairman of the board of directors, Mr. Arthur Liu, for the services provided such as accounting, shipping and receiving, and general administrative. The Company also paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation was 40% of the rent payable by the related entity to the landlord.   Beginning October 1, 2009, the Company entered into a new agreement with the related entity whereby AuraSound provided its own management services and paid 23% of the rent paid to the landlord and certain allocable expenses.  A total of $53,997 was paid to the related party for rent and allocable expenses during the year ended June 30, 2010..

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The annual rent commitment to the landlord is as follows:

Year ended	Amount
June 30, 2011	$82,205
June 30, 2012	$84,431
June 30, 2013	$86,711

The lease will expire on July 31, 2013.  The Company is not a party to the lease.

As of June 30, 2010, the total amount of $460,198 was due to the affiliate for various costs and expenses.

Notes payable to related party as of June 30, 2010 and June 30, 2009 amounting to $1,264,791 and 1,264,526 respectively consist of notes payable to an entity controlled by our former Chief Executive Officer and Chairman. These notes were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009 or on demand. Interest expense for the periods ended June 30, 2010 and 2009 amounted to $101,162 and $102,997 respectively.

 As of June 30, 2010 and 2009, the accrued interest on the notes payable to this related party amounted to $227,814 and $131,050 respectively and is reflected in accrued expenses on the accompanying financials. The total amount due to this related party including notes and accrued costs and expenses as of June 30, 2010 amounted to $1,724,724.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

At June 30, 2010, the Company was authorized to issue 3,333,333 shares of $0.01 par value preferred stock and 16,666,667 shares of $0.01 par value common stock. Effective November 17, 2009, the Board of Directors of the Company approved a one-for-six reverse stock split of the Company’s authorized and outstanding shares of common stock.  All authorized and outstanding share amounts have been retroactively adjusted to reflect the stock split.  As a result of the stock split and the retroactive adjustment, there were 4,678,662 shares issued and outstanding as of June 30, 2010 and 2009.  There were no preferred shares issued and outstanding as of June 30, 2010 or 2009.

NOTE 8 -  WARRANTS

Following is a summary of the status of warrants outstanding at June 30, 2010:

	Outstanding			Exercisable
Price(*)	Shares	Life (Months)	Exercise Price	Shares	Intrinsic Value
$4.80	40,833	60	$0.07	40,833	$-
$6.00	533,333	60	$1.07	533,3333	$-
$9.00	2,427,779	60	$7.28	2,427,779	-
	3,001,945			3,001,945	$-

(*) Pursuant to waiver and release agreements entered into by seventeen of our warrant holders on November 3, 2009 and the terms of the letter of intent with GGEC America, Inc., the exercise price of all currently outstanding warrants will be adjusted to $.50 at the closing of the GGEC transaction.  The GGEC transaction was consummated on July 10, 2010.

The following table summarizes the activity for all stock warrants outstanding at June 30, 2009:

	Shares	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding June 30, 2008	3,001,945	$8.41	4.02 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2009	3,001,945	$8.41	3.01 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2010	3,001,945	$8.41	2.00 years	$-

The value of the warrants was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.40%, volatility of 25% and expected term of five years.

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company did not record any income tax expense due to net loss during the years ended June 30, 2010 and 2009. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the years ended June 30, 2010 and 2009:

	2010	2009
Expected tax benefit	34%	34%
State income taxes, net of federal benefit	6	6
Changes in valuation allowance	(40)	(40)
Total	—%	—%

The following table summarizes the significant components of the Company's deferred tax asset at June 30, 2010, and 2009:

	2010	2009
Deferred tax asset due to net operating loss:	$12,015,011	$11,159,946
Valuation allowance	(12,015,011)	(11,159,946)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At June 30, 2010, the Company had net operating loss carry-forwards of approximately $28,471,964, which expire through June 30, 2030. Certain of the NOL is subject to a restriction under section 382 of the Internal Revenue Code, whereby the amount which may be reflected in any one year is limited.

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2010, the Company incurred losses of $2,238,947. The Company had an accumulated deficit of $37,838,789 as of June 30, 2010. The Company has never been profitable and there can be no assurances that it will ever be profitable or that it will survive as a public company.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability.

On October 8, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction was either consummated or terminated. The transaction was consummated on July 10, 2010. Also on July 10, 2010, AuraSound entered into an Asset Purchase Agreement with ASI Holdings Limited to acquire all of the business assets of ASI and its wholly owned subsidiary and certain related liabilities. This transaction was consummated on July 31, 2010. While we believe that our long-term prognosis with GGEC as a financial partner and the acquisition of ASI Holdings is very positive, the need for working capital continues and the need for a working capital line remains a very high priority. There can be no guarantee that the Company will be able to obtain financing for its working capital requirements, or that GGEC America will advance more loans to AuraSound or that we will be able to finance the steadily increasing working capital needs through sales of securities or third party loans. If such arrangements cannot be made, the Company will be forced to curtail its operations sharply or cease operations altogether.

AURASOUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- MAJOR CUSTOMERS AND MAJOR VENDORS

The Company had three major customers during the year ended June 30, 2010 which accounted for 85% of its sales. The Company had two major customers during the year ended June 30, 2009 which accounted for 65% of its sales. The receivables due from these customers as of June 30, 2010 and 2009 totaled $2,901,330 and $718,582 respectively.

The Company had one major vendor during the years ended June 30, 2010 and 2009 which accounted for 100% of the Company’s purchases. The amount due this vendor as of June 30, 2010 and 2009 totaled $5,581,243 and $2,191,739 respectively.

 NOTE 12 - SUBSEQUENT EVENTS

Asset Purchase Agreement and Ancillary Agreements

On July 10, 2010, AuraSound, Inc. (“AuraSound”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited, a Hong Kong corporation (“ASI Holdings”), and its wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona”), pursuant to which AuraSound agreed to acquire substantially all of the business assets and certain liabilities of ASI Holdings and ASI Arizona (the “ASI Transaction”), in consideration of the issuance to the shareholders of ASI Holdings of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of AuraSound (“Common Stock”), and five (5) year warrants to purchase an aggregate of 3,000,000 shares of Common Stock (“Warrant Shares”) at an exercise price of $1.00 per share (collectively, the “ASI Warrant”). Pursuant to the Asset Purchase Agreement, AuraSound has agreed to assume approximately $10,154,745 in liabilities of ASI Holdings and ASI Arizona, primarily consisting of trade payables. See Form 8k filed on July 10, 2010 for more details

Securities Purchase Agreement

On July 10, 2010, AuraSound entered into and consummated a Securities Purchase Agreement (the “SPA”) with GGEC America, Inc., a California corporation (“GGEC America”), and its parent Guoguang Electric Company Limited, a Chinese corporation (“GGEC China”), the sole source manufacturer of our speaker drivers and products. Pursuant to the SPA, AuraSound sold and issued to GGEC America (i) 6,000,000 shares of unregistered Common Stock, which, following the consummation of the SPA, constitutes approximately 55% of AuraSound’s issued and outstanding shares of Common Stock, (ii) a three (3) year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a three (3) year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share; for an aggregate purchase price of US $3,000,000 (the “GGEC Transaction”). GGEC America paid the purchase price for the shares and warrants by cancelling $3,000,000 of indebtedness owed by AuraSound to GGEC America and GGEC China. In addition, pursuant to the SPA, AuraSound issued three (3) year warrants to a total of five (5) officers, employees and consultants of AuraSound and GGEC America to purchase a total of 380,000 shares of Common Stock at an exercise price of $0.75 per share (the “Service Warrants”). Arthur Liu, AuraSound’s Chief Executive Officer and former Chairman of the Board, received 200,000 of the Service Warrants and Donald North, AuraSound’s Vice President – Engineering, received 100,000 of the Service Warrants. The warrants to be issued to GGEC and the five (5) officers, employees and consultants of AuraSound and GGEC America are exercisable for cash only and will not be exercisable until AuraSound has increased its authorized Common Stock to a number sufficient to allow their full exercise. See forms 8K filed on July 10, 2010 and July 31, 2010 for more details.

Debt Conversion Agreement

On July 10, 2010, AuraSound entered into and consummated an Agreement to Convert Debt (the “Debt Conversion Agreement”) with Inseat Solutions, LLC (“Inseat”), a California limited liability company controlled by Arthur Liu, AuraSound’s Chief Executive Officer and Chief Financial Officer. Pursuant to the Debt Conversion Agreement, AuraSound issued 326,173 shares of unregistered Common Stock and a five (5) year warrant to purchase 2,243,724 shares of Common Stock at an exercise price of $0.50 per share (the “Inseat Warrant”), in consideration of the cancellation of $1,957,040 of indebtedness owed by AuraSound to Inseat. The Inseat Warrant is exercisable for cash only and will not become exercisable until AuraSound has increased its authorized Common Stock to a number sufficient to enable the full exercise of all of AuraSound’s outstanding convertible securities, including the Inseat Warrant. See Form 8K filed on July 10, 2010 for more details.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: September 28, 2010	By:	/s/ Harald Weisshaupt
Harald Weisshaupt, President and Chief
Executive Officer

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Principal Accounting and
Finance Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Tsui	Director and Chairman of the Board	September 28, 2010
Danny Tsui

/s/ Harald Weisshaupt	Director, Chief Executive Officer, President, Principal Accounting and Finance Officer	September 28, 2010
Harald Weisshaupt

/s/ Robert Pearson	Director	September 28, 2010
Robert Pearson

/s/ Robert Tetzlaff	Director	September 28, 2010
Robert Tetzlaff

/s/ Vidian Tran	Director and Secretary	September 28, 2010
Vidian Tran

/s/ William H. Kurtz	Director	September 28, 2010
William H. Kurtz

/s/ Pete Andreyev	Director	September 28, 2010
Pete Andreyev