Form 10-Q
period 2010-09-30
AuraSound, Inc.
filed 2010-12-06
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

From ___________To __________

Commission File Number: 000-51543

AuraSound, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5573204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11839 East Smith Avenue, Santa Fe Springs, California	90670
(Address of principal executive offices)	(Zip Code)

(562) 821-0275
(Registrant’s telephone number, including area code)
(Former name, address, and fiscal year  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan  Yes  No confirmed by a court. ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par value per share  11,504,835

AuraSound, Inc.

Index

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,206,218	$129,939
Trade accounts receivable, net	10,473,580	3,432,135
Inventory, net	10,877,596	537,198
Other assets	69,029	—
Total Current Assets	24,626,423	4,099,272

Property and Equipment, net	188,836	106,465

Intangible Assets, net	4,170,000	—

Goodwill	3,931,205	—
Total Assets	$32,916,464	$4,205,737

Liabilities and Stockholder’s Equity

Current Liabilities
Accounts payable	$25,918,354	$6,916,004
Accrued expenses	1,014,368	800,044
Warrantee liability	385,444	—
Due to officer	—	25,000
Notes payable	—	2,978,282
Shares to be issued	4,888,464	—
Other liabilities	383,540	—
Total Current Liabilities	35,590,170	10,719,330

Commitments and Contingencies

Stockholders deficit
Preferred stock - $0.01 par value	$—	$—
Common stock - $0.01 par value	115,049	46,787
Additional paid in capital	37,636,800	31,278,409
Accumulated Deficit	(37,425,555)	(37,838,789)
Total Stockholder’s Deficit	326,294	(6,513,593)
Total Liabilities and Stockholder’s Deficit	$32,916,464	$4,205,737

The accompanying notes are an integral part of the seunaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For the three months-ended
	September 30, 2010	September 30, 2009
Net revenue	$10,720,594	$1,278,900
Cost of sales	9,034,728	1,211,353
Gross profit	1,685,866	67,547

Research and development expense	87,468	125,828
Selling, general & administrative expenses	1,185,148	429,783
Total operating expenses	1,272,616	555,611

Income (loss) from operations	413,250	(488,064)

Interest expense, net	16	44,096

Income (loss) before income tax	413,234	(532,160)

Income tax expense	—	—

Net income (loss)	$413,234	$(532,160)

Income (loss) per common share
Basic	$0.04	$(0.11)
Diluted	$0.01	$(0.11)

Weighted average shares
Basic	$11,004,835	$4,678,662
Diluted	$27,947,769	$4,678,662

The accompanying notes are an integral part of the seunaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For the three months-ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net income (loss)	$413,234	$(532,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Inventory reserve	28,396	—
Depreciation	2,521	4,152
Amortization	130,000	—
Loss on disposition of assets	27,071	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,242,049)	(767,070)
Inventory	(6,393,297)	(72,424)
Other assets	190,419	—
Accounts payable	8,941,681	1,087,972
Accrued expenses	546,988	169,943
Warantee liability	(83,921)	37,514
Due to officer	(25,000)	—
Other liabilities	383,540	2,027
Net cash provided by (used in) operating activities	2,919,583	(70,046)

Cash flows from investing activities
Acquisition of property and equipment	—	(1,212)
Acquisition of ASI, net of cash acquired	156,696	—
Net provided by (cash used in) investing activities	156,696	(1,212)

Net increase (decrease) in cash and cash equivalents	3,076,279	(71,258)

Cash and cash equivalents, beginning balance	129,939	321,455

Cash and cash equivalents, ending balance	$3,206,218	$250,197

Supplemental disclosure
Conversion of liabilities and debt to equity interests	$4,965,912	$—
Issuance of equity instruments for acquisition of ASI	$1,460,741	$—

The accompanying notes are an integral part of the seunaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1                      ORGANIZATION AND OPERATIONS

GENERAL
AuraSound, Inc. (the “Company”, “AuraSound”, “we”, “us”, or “our”) was originally established in 1987, and specializes in the design, manufacturing and sale of high-fidelity loudspeakers. The Company’s operations are based in the United States with offices in Hong Kong, Taiwan and the Peoples Republic of China.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form10-K. The results of the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“USGAAP”).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of AuraSound, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, asset impairment, purchase price allocation and litigation-related accruals. Actual results could differ from our estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a specific item basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $63,690 as of September 30, 2010 and June 30, 2010. The Company does not have any off balance sheet credit exposure related to its customers.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of September 30, 2010 and June 30, 2010, the allowance for obsolescence amounted to $221,535 and $193,139, respectively.

PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Depreciable Period
Furniture and fixtures	7 years
Machinery and equipment	5 to 10 years
Tooling	5 to 10 years
Computer software and equipment	3 to 5 years

Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

VALUATION OF LONG-LIVED ASSETS
 The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

INTANGIBLE ASSETS
The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

GOODWILL
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

REVENUE RECOGNITION
Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

INCOME TAXES
The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

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
The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2010, the Company has potentially dilutive warrant shares outstanding.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is of ten a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20, which amends ”Receivables” (Topic310). ASU2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables. No other new accounting pronouncements issued or effective during 2010 has had or is expected to have a material impact on the consolidated financial statements.

RECLASSIFICATIONS
For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with reporting classifications of the current year periods.

NOTE 3                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $37,425,555 as of September 30, 2010. During the three month period ended September 30, 2010, the Company recorded a profit of $413,234. Previous to this period, the Company had never been profitable and there can be no assurances that it will be profitable in the future. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability.

NOTE 4                      ACQUISITION

On July 10, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings, and ASI Holding’s wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona” and collectively with ASI Holdings, “ASI”). Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the business assets and certain liabilities of ASI, in consideration of the issuance to the two shareholders of ASI Holdings of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of the Company (“Common Stock”), and the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings and controlled by the founder and Chief Executive Officer of ASI Holdings, Mr. HaraldWeisshaupt, a five (5) year warrant to purchase an aggregate of 3,000,000 shares of Common Stock of the Company (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”).

Pursuant to the Asset Purchase Agreement, Sunny World will receive 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, will receive 10% of the ASI Transaction Shares, all subject to and in accordance with the APA Amendment (as defined in the paragraph below).

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, Inc., a California corporation (“GGEC America”), obtains the license rights needed for the Company to manufacture and sell ASI Holding’s products to ASI Holding’s customers after the Closing Date, and (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings. These Contingent Shares were not issued and placed in escrow as the Company did not

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

have at the time a sufficient number of authorized shares to issue the Contingent Shares. These two contingencies described above have been met and the Company will issue the Contingent Shares upon increasing the authorized shares to a sufficient number to issue such Contingent Shares. See the Current Reports on Form 8-K which we filed on July 10, 2010 and July 31, 2010 for more details regarding the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed related to the acquisition of ASI.

Amount
Purchase price	$6,349,205

Fair Value of assets acquired
Current assets	10,191,037
Property & equipment	111,963
Intangible Assets	4,300,000
14,603,000

Fair valu eof liabilities acquired
Current liabilities	12,185,000

Net assets acquired (goodwill)	$3,931,205

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition dates and the subsequent filing of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition date.

PROFORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of ASI, presented in the aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the three months-ended
	September 30, 2010	September 30, 2009
Net revenue	$13,247,000	$6,551,000

Income from operations	600,000	(366,000)

Net income	$600,000	$(366,000)

INVENTORIES
Inventories at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Raw materials	$11,174	$11,230
Finished goods	11,087,957	719,107
Inventory before provision	11,099,131	730,337
Provision for obsolescence	(221,535)	(193,139)

Inventory, net	$10,877,596	$537,198

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5                      PROPERTY, PLANT & EQUIPMENT

As of September 30, 2010 and June 30, 2010, property, plant and equipment consisted of the following:

	September 30, 2010	June 30, 2010
Furniture & Fixtures	$29,994	$—
Machinery and equipment	36,281	36,281
Tooling	158,060	105,193
Computer software and equipment	12,618	7,411
Total property and equipment	236,953	148,885
Accumulated depreciation	(48,117)	(42,420)
Net value of property and equipment	$188,836	$106,465

Depreciation expense was $2,521 and $4,152 as of September 30, 2010, and September 30, 2009, respectively.

NOTE 6                      OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	Average Useful Life (Years)	Amount	Accumulated Amortization	Balance, net
Amortizeable intangible assets
Customer relationships	10	$2,100,000	$(35,000)	$2,065,000
Non-compete agreement	3	1,500,000	(83,333)	1,416,667
Trade name	10	700,000	(11,667)	688,333
		$4,300,000	$(130,000)	$4,170,000

Amortization expense for the 3-Month Period-ended September 30, 2010, and September 30, 2009 totaled $130,000 and $0, respectively. The Company estimates that the total amortization expense for the next five years will be as follows:

June 30, 2011	$325,000
June 30, 2012	390,000
June 30, 2013	780,000
June 30, 2014	780,000
June 30, 2015	280,000
Thereafter	1,745,000
Total	$4,300,000

NOTE 7                      ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Accrued consulting	$236,359	$236,359
Accrued interest	—	344,115
Accrued payroll and other	778,009	219,570
Total	$1,014,368	$800,044

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8                      NOTES PAYABLE

EXTINGUISHMENT OF DEBT
On July 10, 2010, the Company entered into and consummated a securities purchase agreement with GGEC America, and its parent, GGEC, the primary manufacturer of our speaker drivers and products. Pursuant to the SPA, the Company issued to GGEC America: (i) 6,000,000 shares of unregistered Common Stock, which, following the consummation of the SPA, constitutes approximately 55% of the Company’s issued and outstanding shares of Common Stock, (ii) a three (3) year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a three (3) year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of US $3,000,000 (the “GGEC Transaction”). Simultaneously, the Company entered into a debt extinguishment agreement, whereby GGEC America agreed to cancel $3,000,000 of notes payable and other liabilities for an aggregate purchase price of $3,000,000. See the Current Report on form 8-K which we filed on July 10, 2010 for more details regarding these transactions.

On July 31, 2010, the Company entered into and consummated a debt conversion agreement with InSeat Solutions, LLC (“InSeat”), a California limited liability company controlled by Arthur Liu, the Company’s former Chief Executive Officer and former Chief Financial Officer. Pursuant to the Debt Conversion Agreement, AuraSound issued: (i) 326,173 shares of unregistered Common Stock, and (ii) a five (5) year warrant to purchase 2,243,724 shares of Common Stock at an exercise price of $0.50 per share for the consideration of cancellation of $1,264,526 of notes payable and accrued interest of $232,317. See the Current Report on Form 8-K which we filed on July 10, 2010 for more details regarding the debt conversion agreement with InSeat.

RELATED PARTY NOTES
Notes payable to related party at September 30, 2010 and June 30, 2010 amounting to $0 and $1,264,791 respectively consist of notes to an entity owned by our former Chief Executive Officer, Arthur Liu. These notes are of various dates and all bear interest at 8% per annum, with principal and interest due on demand. Interest expense for the three month period ended September 30, 2010 and June 30, 2010 amounted to $0 and $101,162 respectively. As of September 30, 2010 and June 30, 2010, the accrued interest on the notes payable to this related amount to $0 and $227,814 respectively.

NOTE 9                      STOCKHOLDERS’ EQUITY

PREFERRED STOCK
The following table summarizes the Company’s preferred stock at September 30, 2010 and June 30, 2010:

Par value $0.01	September 30, 2010	June 30, 2010
Authorized	3,333,333	3,333,333
Issued	—	—
Outstanding	—	—

COMMON STOCK

The following table summarizes the Company’s common stock at September 30, 2010 and June 30, 2010:

Par value $0.01	September 30, 2010	June 30, 2010
Authorized	16,666,667	16,666,667
Issued	11,004,835	4,678,662
Outstanding	11,004,835	4,678,662

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WARRANTS

The following table summarizes the activity for all stock warrants outstanding at September 30, 2010:
				Average
				Remaining	Average
			Exercise	Contractual	Intrinsic
	Warrants	(1)	Price(s)	Life	Value
Balance, June 30, 2010	3,001,945		$0.07 - $9.00	1. 7 years	$795,223
Granted	13,940,989		$0.50 - $1.00	4.5 years	1,662,449
Exercised	-
Expired	-

Balance, September 30, 2010	16,942,934		$0.07 - $9.00	4.0 years	$1,508,794
Exerciseable, September 30, 2010	13,942,934		$0.07 - $9.00	3.8 years	$1,588,145

(1) The value of the warrants was calculated using the Black-Scholes model as follows:

Risk-free interest rate	1.0%
Expected life of the options	4.0
Expected volatility	43.3%
Expected dividend yield	0.0%

NOTE 10                      INCOME TAXES

The components of income tax expense for the three month periods ended September 30, 2010 and 2009 is as follows:

	September 30, 2010	September 30, 2009
US Federal	$140,500	$(180,934)
US State	24,794	(31,930)
Change in valuation allowance	(165,294)	212,864
Total Provision for Income Tax	$—	$—

The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Tax expense (credit) at statutory rate – federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	-40%	-40%
Tax expense at actual rate	0%	0%

The following table summarizes the significant components of the Company’s deferred tax asset at September 30, 2010, and 2009:

	September 30, 2010	June 30, 2010
Accumulated net operating loss (NOL)	$11,789,260	$12,015,011
Valuation allowance	(11,789,260)	(12,015,011)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has significant income tax net operating losses (“NOLs”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at September 30, 2010. A provision for income taxes has not been provided in these financial statements due to the net loss. At September 30, 2010, the Company had net operating loss carry-forwards of approximately $28,436,177 for federal tax purposes, which expire through June 30, 2030. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 11                      MAJOR CUSTOMERS AND MAJOR VENDORS

There were three customers of the Company, which accounted for in excess of 90% of revenue for three month period ended September 30, 2010. The aggregate receivable due from these customers as of September 30, 2010 totaled $6,500,228. There was one vendor to the Company, which accounted for in excess of 90% of purchases of finished products and raw materials for three month period ended September 30, 2010. The aggregate payable due to this vendor for manufactured products was  approximately $21,674,000 as of September 30, 2010.

NOTE 12                      COMMITMENTS AND SUBSEQUENT EVENTS

As of September 30, 2010, the Company had insufficient shares of common stock authorized to settle acquisition commitments as well as warrants outstanding. As of November 11, 2010 the Board of Directors of the Company and the majority stockholder approved an increase in the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 16,666,667 shares to 100,000,000 shares, which fully satisfies these commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a southern California based developer, manufacturer and marketer of premium audio products, with a worldwide end user customer base. We are focused on the development of innovative and revolutionary audio solutions and speaker designs to deliver high-end audio products to the OEM, home and professional audio markets. We have developed a proprietary portfolio of unique audio speaker technologies as a result of this emphasis on research and development, which we believe has led to strong brand recognition among audiophiles, sound engineers, OEM and ODM electronics manufacturers and premium audio manufacturers.

From a product development standpoint, we have focused our research and development efforts on leading audio components and total solutions for the TV soundbar, notebook, TV speakers, NRT speakers and professional and consumer audio markets. We are engaged with several leading multinational brands on their 2011 new projects. We believe that the market for our products will experience strong growth as the end user solutions shipments continue to rapidly increase.

Our sales are made primarily on an OEM basis to manufacturers and marketers of consumer and professional solutions. During the three month period ended September 30, 2010, a majority of our sales were made to customers in the United States. We believe that international sales will significantly increase in 2011 and 2012, primarily in Europe.

General

Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the first and second quarters of our fiscal year due to the fall and winter selling seasons.
Cost of goods sold consists primarily of material costs, direct labor, direct overhead, inbound freight and duty costs, warranty costs, sales commission and a reserve for inventory obsolescence.

Research and development costs consist primarily of costs related to new product commercialization including product research, development and testing.

AuraSound, Inc.

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

Results Of Operations
Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009.

Revenue
Revenue increased by $9,441,694 or 838% compared to the same prior year period, from $1,278,900 to $10,720,594. The increase in sales for the current period has been the result of three main factors: (1) improved relationships with existing AuraSound customers that resulted in a significant increase in revenue per customer, (2) the acquisition of ASI Holdings Limited(“ASI Holdings”) (3) and increased demand for OEM soundbars.

Gross Profit (Loss)
Cost of sales for the three months ended September 30, 2010 was $9,034,728 as compared to cost of sales of $1,211,353  for the three months ended September 30, 2009, which resulted in a gross profit for the current quarter of $1,685,866 compared to $67,547 during the prior year period. The increase in gross profits are due to several factors that include the ASI Holdings acquisition, improved gross profit margins due to lower material cost with manufactures and a higher selling price to the OEM, and overall a better pricing environment for freight and storage expenses.

Research And Development Expenses
Research and development expenses for the quarter ended September 30, 2010 totaled $87,468, a reduction of $38,360 or 31% from the $125,828 incurred for the same prior year period. This reduction is the result of a cost reduction program which resulted in a reduction of related expenses. Research and development costs consist primarily of salaries and related expenses associated with designing and testing new speaker designs for new applications and redesigning old speaker designs for new customers and applications. While a short-term cost reduction program was deemed appropriate under the circumstances, development of new and customer specific products is vital to the Company and as such the Company expects to continue to incur research and development costs for the foreseeable future.

General And Administrative Expenses
General and administrative expenses for the quarter ended September 30, 2010 increased by $653,958 or 152% to $1,185,148 as compared to $429,783 for the quarter ended September 30, 2009. The increase in expenses was due to an increase in legal, consulting and salary expenses associated with the acquisition of ASI Holdings. We expect our legal and consulting expense to be reduced significantly in subsequent quarters.

We expect our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

Amortization Expense
Amortization expense totaled $130,000 in the quarter ended September 30, 2010 compared with amortization expense of $0 for the quarter ended September 30, 2009. The amortization expense is associated with several intangible assets associated with the acquisition of ASI Holdings.

Income Taxes
We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of September 30, 2010 and September 30, 2009. Accordingly, no income tax benefit has been reflected for either period.

Net Income

Net income totaled $413,234 in the quarter ended September 30, 2010 compared with net loss of $532,160 for the quarter ended September 30, 2009.

Liquidity And Capital Resources

As of September 30, 2010, our current liabilities exceeded our current assets by $7,963,747 compared to a deficit of $6,620,058 as of June 30, 2010. During the current year we have worked closely with Guoguang Electric Company Limited, a Chinese corporation (“GGEC”) in focusing our efforts on transitioning relationships with existing customers and establishing relationships with new customers in addition to insuring a disciplined quality assurance program both of which we believe are necessary for us to grow as a company and meet the demands of our customers. Furthermore, during the quarter we had several notes payables converted into equity. The end result is a profitable quarter for AuraSound.

AuraSound, Inc.

Cash from operations during the three months ended September 30, 2010 was $2,919,583 as compared to net cash used of $70,046 during the same period in the prior year. This was due primarily to turning profitable and an increase in accounts payable (mainly to GGEC).

Cash used in investing activities for the three months ended September 30, 2010 was $156,696 as compared to cash used of $1,212 during the same period in the prior year. Cash used in the prior period was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

The Company had net operating loss carry-forwards of approximately $29,624,292 as of September 30, 2010, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax asset is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

The Company is actively seeking financing in the form of a line of credit and alternative measures. If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Going Concern Status

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended September 30, 2010, the Company recorded a profit of $413,234. The Company had an accumulated deficit of $37,425,555 as of September 30, 2010. There can be no assurances that the Company will be profitable in future quarters or that it will continue survive as a public company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

AuraSound, Inc.

Item 4. Controls and Procedures

As of September 30, 2010, the end of the period covered by this periodic report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/President, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  In addition, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.   Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  Therefore, assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

During the period covered by this report, we made no significant change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures. (Removed and Reserved)

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

Acquisition of ASI Holdings Limited.

On July 10, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings, and ASI Holding’s wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona” and collectively with ASI Holdings, “ASI”).  Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the business assets and certain liabilities of ASI, in consideration of the issuance to the two shareholders of ASI Holdings of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of the Company (“Common Stock”), and the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings and controlled by the founder and Chief Executive Officer of ASI Holdings, Mr. HaraldWeisshaupt, a five (5) year warrant to purchase an aggregate of 3,000,000 shares of Common Stock of the Company (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”).

AuraSound, Inc.

Pursuant to the Asset Purchase Agreement, Sunny World will receive 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, will receive 10% of the ASI Transaction Shares, all subject to and in accordance with the APA Amendment (as defined in the paragraph below).

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, Inc., obtains the license rights needed for the Company to manufacture and sell ASI Holding’s products to ASI Holding’s customers after the Closing Date, and  (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings.These Contingent Shares were not issued and placed in escrowas the Company did not have at the time a sufficient number of authorized shares to issue the Contingent Shares.  These two contingencies described above have been met and the Company will issue the Contingent Shares upon increasing the authorized shares to a sufficient number to issue such Contingent Shares.

The authorization of and issuance of these shares is not restricted and within the company’s control, and have been recorded as a separate component of equity as shares to be issued.

The following table summarizes the fair values of the assets acquired and liabilities assumed related to the acquisition of ASI.

Amount
Purchase price	$6,349,205

Fair Value of assets acquired
Current assets	10,191,037
Property & equipment	111,963
Intangible Assets	4,300,000
14,603,000

Fair value of liabilities acquired Current liabilities	12,185,000

Net assets acquired (goodwill)	$3,931,205

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition dates and the subsequent filing of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition date.

Pro Forma Condensed Combined Financial Information

AuraSound, Inc.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of ASI, presented in the aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the three months-ended
	September 30, 2010	September 30, 2009

Net sales	$13,247,000	$6,551,000

Income from operations	600,000	(366,000)

Net income	$600,000	$(366,000)

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: December 3, 2010	By:	/s/ HaraldWeisshaupt
HaraldWeisshaupt, President and Chief
Executive Officer

	By:	/s/ HaraldWeisshaupt
HaraldWeisshaupt
Principal Accounting and
Chief Finance Officer