Form 10-Q/A
period 2010-09-30
AuraSound, Inc.
filed 2011-01-18
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From ___________________ To  _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 14, 2011.

Common Stock, $0.01 Par value per share16,644,039

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for AuraSound, Inc., as initially filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2010 (the “Original Report”).  The purpose of this Amendment is to amend certain information in Part I, Item 4 regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

This Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Original Report.Other than as amended by this Amendment, the Original Report remains in full effect. Other events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events, if applicable,are addressed in our reports filed with the SEC subsequent to the filing of the Original Report.

Part I, Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Return to Index

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: January 18, 2011	By:	/s/ HaraldWeisshaupt
HaraldWeisshaupt, President and Chief
Executive Officer (Principal Executive Officer)

By:	/s/ HaraldWeisshaupt
HaraldWeisshaupt
Principal Accounting and
Chief Finance Officer (Principal Financial Officer)