Form 10-Q
period 2010-12-31
AuraSound, Inc.
filed 2011-02-23
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 22, 2011, there were 16,644,039 shares of Common Stock, $0.01 Par value per share, issued and outstanding.

AuraSound, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010
(UNAUDITED)

	December 31, 2010	June 30, 2010 (Audited)
Assets
Current Assets
Cash and cash equivalents	$801,121	$129,939
Trade accounts receivable, net	19,499,928	3,432,135
Inventory, net	14,729,436	537,198
Other assets	193,836	—
Total Current Assets	35,224,321	4,099,272

Property and Equipment, net	240,213	106,465

Intangible Assets, net	4,159,165	—

Goodwill	5,972,039	—
Total Assets	$45,595,738	$4,205,737

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$39,338,429	$6,916,004
Accrued expenses	291,699	800,044
Due to officer	—	25,000
Notes payable	—	2,978,282
Shares to be issued	310,696	—
Total Current Liabilities	39,940,823	10,719,330

Total Liabilities	$39,940,824	$10,719,330
Commitments and Contingencies

Stockholders equity (deficit)
Preferred stock - $0.01 par value, 3,333,333 shares authorized and more issued and outstanding at December 31, 2010 and June 30, 2010.	$—	$—
Common stock - $0.01 par value, 16,666,667 shares authorized , 16,644,039 issued and outstanding at December 31, 2010, and 4,678,662 issued and outstanding at June 30, 2010.	166,441	46,787
Additional paid in capital	42,425,976	31,278,409
Accumulated Deficit	(36,937,503)	(37,838,789)
Total Stockholder’s equity (deficit)	5,654,915	(6,513,593)
Total Liabilities and Stockholder’s equity (deficit)	$45,595,738	$4,205,737

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For the three months-ended		For the six months-ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales	$27,179,168	$1,784,316	$38,150,370	$3,063,216
Cost of sales	24,662,351	1,738,338	34,582,430	2,949,691
Gross profit	2,516,817	45,978	3,567,940	113,525

Research and development expense	282,475	106,540	370,971	232,368
Selling, general & administrative expenses	1,014,947	414,747	1,954,845	844,530
Amortization Expense	204,500	—	340,835	—
Total operating expenses	1,501,922	521,287	2,666,651	1,076,898

Income (loss) from operations	1,014,895	(475,309)	901,289	(963,373)

Interest expense, net	—	44,093	—	88,189

Income (loss) before income tax	1,014,895	(519,402)	901,289	(1,051,562)

Income tax expense	—	—	—	—

Net income (loss)	$1,014,895	$(519,402)	$901,288	$(1,051,562)

Income (loss) per common share
Basic	0.06	(0.11)	0.05	(0.22)
Diluted	0.03	(0.11)	0.03	(0.22)

Weighted average shares
Basic	16,644,039	4,678,662	$16,644,039	4,678,662
Diluted	30,786,973	4,678,662	30,786,973	4,678,662

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$901,288	$(1,051,562)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reserves on accounts receivable	125,000	—
Reserves on inventory	(64,141)	—
Depreciation	14,037	8,303
Amortization	340,835	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,053,979)	(1,723,092)
Inventory	(10,101,208)	(99,010)
Other assets	(193,836)	—
Accounts payable	20,598,224	2,576,177
Accrued expenses	86,492	239,213
Due affiliate	(25,000)	58,215
Other	—	2,291

NET CASH PROVIDED BY OPERATING ACTIVITIES	627,713	10,535

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(111,501)	(30,690)
Cash acquired in acquisition of net assets and liabilities of ASI	154,971	—
Net cash (used) in investing activities	43,470	(30,690)

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES

Repayment of related party debt.	—	(265)
	—	(265)

NET INCREASE (DECREASE) IN CASH AND CASH	671,182	(20,420)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	129,939	321,455

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$801,121	$301,035

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—
Conversion of accounts payable and accrued expenses to equity	$2,232,861	$—
Conversion of notes payable to equity and liabities of ASI	$1,724,724	$—
Conversion of related party notes payable to equity	$1,253,558	$—
Issuance of Common Stock and warrants for purchase of net assets and liabilities of ASI	$6,366,775	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1                      ORGANIZATION AND OPERATIONS

GENERAL
AuraSound, Inc. (the “Company”, “AuraSound”, “we”, “us”, or “our”) was originally established in 1987, and specializes in the design, manufacture and sale of high-fidelity loudspeakers. The Company’s operations are based in the United States with offices in Hong Kong, Taiwan and the Peoples Republic of China.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form10-K. The results of the six month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which we refer to throughout this report as US GAAP.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of AuraSound, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, allowance for sales valuation's allowance income tax contingency accruals and valuation allowances, asset impairment, purchase price allocation and litigation-related accruals. Actual results could differ from our estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a specific item basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts and returns was $903,676 as of December 31, 2010 and $63,690 as of June 30, 2010. The Company does not have any off balance sheet credit exposure related to its customers.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of December 31, 2010 and June 30, 2010, the allowance for obsolescence amounted to $212,000 and $193,139 respectively.

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

CONTINGENCIES
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed

BASIC AND DILUTED NET INCOME PER SHARE
The basic loss per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At Septemper 30 and December 31, 2010, the Company has potentially dilutive warrant shares outstanding.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is of ten a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2010, the FASB issued Accounting Standards Update 2010-20, which amends ”Receivables” (Topic 310). ASU2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables. No other new accounting pronouncements issued or effective during 2010 has had or is expected to have a material impact on the consolidated financial statements.

RECLASSIFICATIONS
For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with reporting classifications of the current year periods.

NOTE 3                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010 the Company has an accumulated deficit of $36,937,503, negative working capital of $4,716,502 and has reported significant losses over the past several years. During the six month period ended December 31, 2010 the Company recorded a net income of $1,014,895 and had net cash provided by operating activities of $627,713. The move to profitability and positive cash flow is a directly result of the execution of new management’s post acquisition business plan to cut costs on all business lines, hold and spread overhead costs against a larger revenue base and to continue to move toward sustained profitability. However, there can be no assurance that the Company can sustain profitability or positive cash flows from operations. As such, if the Company is unable to generate positive net income and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Pursuant to the Asset Purchase Agreement, Sunny World was to receive 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, was to receive 10% of the ASI Transaction Shares, all subject to and in accordance with the APA Amendment (as defined in the paragraph below).

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, Inc., a California corporation (“GGEC America”), obtains the license rights needed for the Company to manufacture and sell ASI Holding’s products to ASI Holding’s customers after the Closing Date, and (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings. These Contingent Shares were not immediately issued (for escrow placement) as the Company did not have at the time a sufficient number of authorized shares to issue the Contingent Shares. As of December 31, 2010 the two contingencies requirements were successfully achieved and the Company has issued 5,389,204 shares of Common Stock to Sunny World and 250,000 shares of Common Stock have been issued to Faithful Aim, leaving a balance of 348,801 shares of Common Stock yet to be issued to Faithful Aim which shall be issued to Faithful Aim upon increasing the authorized shares to a sufficient number to issue such shares.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair values of the assets acquired and liabilities assumed related to the acquisition of ASI.

Amount
Purchase price	$19,829,000

Fair Value of assets acquired
Current assets	9,320,676
Property & equipment	36,285
Intangible Assets	4,500,000
Goodwill	5,972,039
19,829,000

Fair Value of current liabilities acquired	13,462,224
Net assets acquired	$6,366,775

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the date of this report. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition date.

PROFORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of ASI, presented in the aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the six months-ended
	December 31, 2010	December 31, 2009
Net revenue	$40,743,688	$16,076,053

Income (Loss) from operations	162,133	(1,343,752)

Net income (Loss)	$162,133	$(1,431,941)

INVENTORIES
Inventories at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
Raw materials	$180,000	$11,230
Finished goods	14,761,436	719,107
Inventory before provision	14,941,877	730,337
Provision for obsolescence	(212,000)	(193,139)
Inventory, net	$14,729,436	$537,198

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5                      PROPERTY, PLANT & EQUIPMENT

As of December 31, 2010 and June 30, 2010, property, plant and equipment consisted of the following:

	December 31, 2010	June 30, 2010
Leasehold Improvements	$34,693	$-
Furniture & Fixtures	103,437	-
Machinery and equipment	36,281	36,281
Tooling	105,193	105,193
Computer software and equipment	19,358	7,411
Office Equipment	26,679	-
Capital Lease Assets	3,285	-
Total property and equipment	328,926	148,885
Accumulated depreciation	(88,713)	(42,420)
Net value of property and equipment	$240,213	$106,465

Depreciation expense was $14,037 and $8,303 for the six month period ending December 31, 2010 and 2009 respectively.

NOTE 6                      OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	Average Useful Life (Years)	Amount	Accumulated Amortization	Balance, net
Amortizeable intangible assets
Customer relationships	10	$2,200,000	$(91,670)	$2,108,330
Non-compete agreement	3	1,600,000	(220,000)	1,380,000
Trade name	10	700,000	(29,165)	670,835
		$4,500,000	$(340,835)	$4,159,165

Amortization expense for the 6-Month Period ended December 31, 2010, and December 31, 2009  totaled $340,835 and $0, respectively. The Company estimates that the total amortization expense for the next five years will be as follows:

June 30, 2011	$755,166
June 30, 2012	823,333
June 30, 2013	823,333
June 30, 2014	334,000
June 30, 2015	290,000
Thereafter	1,474,167
Total	$4,500,000

NOTE 7                      ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Accrued consulting	$211,737	$236,359
Accrued interest	—	344,115
Accrued payroll and other	79,962	219,570
Total	$291,699	$800,044

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

RELATED PARTY NOTES
Notes payable to related party at December 31, 2010 and June 30, 2010 amounting to $0 and $1,264,791 respectively consist of notes to an entity owned by our former Chief Executive Officer, Arthur Liu.

These note are of various dates and all bear interest at 8% per annum, with principle and interest due on demand. Interest expense for the three month period ended December 31, 2010, and June 30, 2010 amounted to $0 and $ 101,162 respectively. As of December 31, 2010 and June 30, 2010 the accrued interest on the notes payable to this related amount to $0 and $227,814 respectively.

NOTE 9                      STOCKHOLDERS’ EQUITY

PREFERRED STOCK
The following table summarizes the Company’s preferred stock at December 31, 2010 and June 30, 2010:

Par value $0.01	December 31, 2010	June 30, 2010
Authorized	3,333,333	3,333,333
Issued	—	—
Outstanding	—	—

COMMON STOCK

The following table summarizes the Company’s common stock at December 31, 2010 and June 30, 2010:

Par value $0.01	December 30, 2010	June 30, 2010
Authorized	16,666,667	16,666,667
Issued	16,644,039	4,678,662
Outstanding	16,644,039	4,678,662

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WARRANTS

The following table summarizes the activity for all stock warrants outstanding at December 31, 2010:

		Exercise	Average Remaining Contractual	Average Intrinsic
	Warrants	Price(s)	Life	Value
Expired	3,001,945	$0.07 to 1.00	2.0 years	$-
Balance, June 30, 2010	14,140,989	$.50 to 1.00	4.1 years	$1,656,677
Granted	-		-	-
Exercised	-

Balance, December 31, 2010	17,142,934	$0.50- $1.00	3.7 years	$4,068,657
Exercisable, December 31, 2010	14,142,934	$0.50- $1.00	3.5 years	$4,257,160

NOTE 10                      INCOME TAXES

The components of income tax expense for the six month periods ended December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
US Federal	$306,438	$(357,531)
US State	54,077	(63,094)
Change in valuation allowance	(360,515)	420,625
Total Provision for Income Tax	$-	$-

The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Tax expense (credit) at statutory rate – federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	-40%	-40%
Tax expense at actual rate	0%	0%

The following table summarizes the significant components of the Company’s deferred tax asset at December 31, 2010, and 2009:

	December 31, 2010	June 30, 2010
Accumulated net operating loss (NOL)	$11,654,496	$12,015,011
Valuation allowance	(11,654,496)	(12,015,011)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has significant income tax net operating losses (“NOLs”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of our being able to realize the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at December 31, 2010. A provision for income taxes has not been provided in these financial statements due to the net loss. At December 31, 2010, the Company had net operating loss carry-forwards of approximately $27,570,676 for federal tax purposes, which expire through June 30, 2030. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 11                      MAJOR CUSTOMERS AND MAJOR VENDORS

There were three customers of the Company, which accounted for in excess of 70% of revenue for three month period ended December 31, 2010. The aggregate receivable due from these customers as of December 31, 2010 totaled $12,859,079. There was one vendor (who also is the major shareholder of the Company), which accounted for in excess of 90% of purchases of finished products and raw materials for the three month period ended December 31, 2010. The aggregate payable due to this vendor for manufactured products was approximately $37,570,189 as of December 31, 2010.

NOTE 12                      COMMITMENTS AND SUBSEQUENT EVENTS

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

These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We are a southern California headquartered company with primary operations in California and Greater China. We develop, manufacture and market premium audio products to a worldwide customer base. Our focus is to deliver innovative and revolutionary audio solutions and speaker designs to the OEM/ODM manufacturer, consumer, and professional audio markets. We emphasize research and development which has resulted in a portfolio of unique and proprietary audio technologies, which we believe has led to strong brand recognition and appreciation among audiophiles, sound engineers, and OEM/ODM electronics manufacturers. Our products have received numerous excellent reviews from independent third parties.

From a product standpoint we provide leading audio components and total solutions for the TV soundbar, notebook, TV, monitor, professional and consumer audio markets. We are engaged with several leading multinational brands for both existing and future projects. We believe that the market for our products will experience strong growth as the end user solutions shipments continue to increase across all our product segments, along with a growing consumer requirement for an improved listening experience.

Our sales today are primarily to manufacturers and marketers of consumer and professional solutions, with the majority of sales in the United States. We believe that international sales, both to manufactures and retail channels, will increase in the years ahead.

General
Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of sales achieved in the first and second quarters of our fiscal year (third and fourth quarters calendar year) due to the fall and winter selling seasons. Cost of goods sold consists primarily of material costs, direct labor, direct overhead, inbound freight and duty costs, warranty costs, and a reserve for inventory obsolescence. Research and development costs consist primarily of costs related to launching new products including product research, development and testing. Our selling, general and administrative expenses (SG&A) consist primarily of non- research and development payroll and corporate infrastructure costs.

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

Results Of Operations
Our results of operations contained herein are for the three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009.

Revenue
Revenue increased by $25,394,852 or 1,423% compared to the same prior year period, from $1,784,316 to $27,179,168. The increase in sales for the current period was the result of three main factors: (1) improved relationships with existing AuraSound customers that resulted in a significant increase in revenue per customer, (2) new project design wins, and (3) the acquisition of ASI Holdings Limited(“ASI Holdings”).

Gross Profit (Loss)
Cost of sales for the three months ended December 31, 2010 was $24,662,351 as compared to cost of sales of $1,738,338 for the three months ended December 31, 2009, which resulted in a gross profit for the current quarter of $2,516,817 compared to $45,978 during the prior year period. The increase in gross profits was due to several factors including the ASI Holdings acquisition, improved gross profit margins due to lower material costs, higher selling prices to customers, and lower freight and storage expenses.

Research And Development Expenses
Research and development expenses for the quarter ended December 31, 2010 totaled $282,475, an increase of $175,935 or 165% from the $106,540 incurred for the same period of the prior year. This increase was the result of several key initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to AuraSound’s future growth and as such we expect to continue to increase research and development costs for the foreseeable future.

General And Administrative Expenses
General and administrative expenses for the quarter ended December 31, 2010 increased by $600,200 or 145% to $1,014,947 as compared to $414,747 for the quarter ended December 31, 2009. The increase in expenses was due to an increase in expenses associated with AuraSound’s rapid growth.

We expect our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment. We expect to hold to current spending levels as a percent of sales.

Amortization Expense
Amortization expense totaled $204,500 in the quarter ended December 31, 2010 compared with amortization expense of $0 for the quarter ended December 31, 2009. The amortization expense is associated with several intangible assets associated with the acquisition of ASI Holdings.

Income Taxes
We have significant income tax net operating loss carry forwards; however, due to the uncertainty of our being able to realize the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2010 and December 31, 2009. Accordingly, no income tax benefit has been reflected for either period.

Net Income

Net income totaled $1,014,895 for the quarter ended December 31, 2010 compared with net loss of $519,402 for the quarter ended December 31, 2009.

Six Months Ended December 31, 2010 compared to the Six Months Ended December 31, 2009

Revenue
Revenue increased by $35,087,154 or 1,145% compared to the same prior year period, from $3,063,216 to $38,150,370 The increase in sales for the current period was the result of three main factors: (1) improved relationships with existing AuraSound customers that resulted in a significant increase in revenue per customer, (2) new project design wins, and (3) the acquisition of ASI Holdings Limited(“ASI Holdings”).

Gross Profit (Loss)
Cost of sales for the six months ended December 31, 2010 was $34,582,430 as compared to cost of sales of $2,949,691 for the six months ended December 31, 2009, which resulted in a gross profit for the six month period of $3,567,939 compared to $113,525 during the prior year period. The increase in gross profits was due to several factors that include the ASI Holdings acquisition, improved gross profit margins due to lower material costs, higher selling prices to customers, and an overall a better pricing environment for cost inputs.

Research And Development Expenses
Research and development expenses for the six months ended December 31, 2010 totaled $370,971, an increase of $138,603 or 60% from the $232,368 incurred for the same period of the prior year. This increase is the result of several key initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to AuraSound’s future growth and as such we expect to continue to increase research and development costs for the foreseeable future.

General And Administrative Expenses
General and administrative expenses for the six months ended December 31, 2010 increased by $1,110,315 or 131% to $1,954,845 as compared to $844,530 for the six months ended December 31, 2009. The increase in expenses was due to an increase in expenses associated with AuraSound’s rapid growth.

We expect our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment. We expect to hold to current spending levels as a percent of sales.

Amortization Expense
Amortization expense totaled $340,835 in the six months ended December 31, 2010 compared with amortization expense of $0 for the six months ended December 31, 2009. The amortization expense is associated with several intangible assets associated with the acquisition of ASI Holdings.

Income Taxes
We have significant income tax net operating loss carry forwards; however, due to the uncertainty of our being able to realize the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2010 and December 31, 2009. Accordingly, no income tax benefit has been reflected for either period.

Net Income
Net income totaled $901,288 in the six months ended December 31, 2010 compared with net loss of $1,051,562 for the six months ended December 31, 2009.

Liquidity And Capital Resources

As of December 31, 2010, our current liabilities exceeded our current assets by $4,716,502 compared to a deficit of $ 6,620,058 as of June 30, 2010. During the current year we have worked closely with Guoguang Electric Company Limited, a Chinese corporation (“GGEC”) to focus our efforts to transition our relationships with existing customers and to establish relationships with new customers in addition to insuring a disciplined quality assurance program, both of which we believe are necessary for us to grow as a company and meet the demands of our customers.

AuraSound, Inc.

Cash from operations during the six months ended December 31, 2010 was $627,713 as compared to net cash used of $10,535 during the same period in the prior year. This increase in cash from operations was due primarily to our positive net income and an increase in accounts payable (mainly to GGEC).

Cash used in investing activities for the six months ended December 30, 2010 was $43,470 as compared to cash used of $30,690 during the same period in the prior year. Cash used in investing activities in the prior period was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

The Company had net operating loss carry-forwards of approximately $26,440,008 as of December 31, 2010, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax asset is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

The Company is actively seeking financing in the form of a line of credit and other alternative measures. If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management believes that production and expansion of product lines during the next twelve months will need to be funded by third party financing, including debt or equity financings, or some combination of both.

Inflation

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, except for a possible impact on interest rates (thus affecting our ability to obtain debt financing on terms favorable to us, or at all), management believes that inflation will have no significant effect on our results of operations or financial condition.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Going Concern Status

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended December 31, 2010, the Company recorded net income of $1,014,895. The Company had an accumulated deficit of $36,937,503 as of December 31, 2010. There can be no assurances that the Company will maintain or achieve positive net income in future quarters or that it will have the ability to operate as a publicly traded company.

If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to obtain additional financing, and ultimately to generate consistant positive net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

AuraSound, Inc.

Part I, Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures. (Removed and Reserved)

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

Acquisition of ASI Holdings Limited.

On July 10, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings, and ASI Holding’s wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona” and collectively with ASI Holdings, “ASI”).  Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the business assets and certain liabilities of ASI, in consideration of the issuance to the two shareholders of ASI Holdings of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of the Company (“Common Stock”), and the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings and controlled by the founder and Chief Executive Officer of ASI Holdings, Mr. Harald Weisshaupt, a five (5) year warrant to purchase an aggregate of 3,000,000 shares of Common Stock of the Company (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”).

AuraSound, Inc.

Pursuant to the Asset Purchase Agreement, Sunny World will receive 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, will receive 10% of the ASI Transaction Shares, all subject to and in accordance with the APA Amendment (as defined in the paragraph below).

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, Inc., obtains the license rights needed for the Company to manufacture and sell ASI Holding’s products to ASI Holding’s customers after the Closing Date, and  (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings.These Contingent Shares were not issued and placed in escrow, as the Company did not have at the time a sufficient number of authorized shares to issue the Contingent Shares.  These two contingencies described above have been met and the Company has issued 5,389,204 shares of Common Stock to Sunny World and 250,000 shares of Common Stock have been issued to Faithful Aim, leaving a balance of 348,801 shares of Common Stock yet to be issued to Faithful Aimwhich will be issued to Faithful Aim upon increasing the authorized shares to a sufficient number to issue such shares.

The authorization of and issuance of these shares is not restricted and within the company’s control, and have been recorded as a separate component of equity as shares to be issued.

The following table summarizes the fair values of the assets acquired and liabilities assumed related to the acquisition of ASI.

Amount
Purchase price	$19,829,000

Fair Value of assets acquired
Current assets	9,320,676
Property & equipment	36,285
Intangible Assets	4,500,000
Goodwill	5,792,039
Net Assets	19,829,000
Fair value of Current liabilities acquired	13,462,224
Net assets acquired	$6,366,775

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the date of this report. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition date.

Pro Forma Condensed Combined Financial Information

AuraSound, Inc.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of ASI, presented in the aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the six months-ended
	December 31, 2010	December 31, 2009

Net sales	$40,743,688	$16,076,053

Income from operations	162,133	(1,343,752)

Net income	$162,133	$(1,431,941)

Item 6. Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.*
32	Certifications of Principal Executive and Financial Officers pursuant to Rule 13a-14(b)/15(d)-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: February 23, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt, President and Chief
Executive Officer

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Principal Accounting and
Chief Finance Officer