Form 10-Q/A
period 2010-09-30
AuraSound, Inc.
filed 2011-03-07
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

From ___________To __________

Commission File Number: 000-51543

AuraSound, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5573204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 Red Hill Avenue, Suite 100, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

(949) 829-4000
(Registrant’s telephone number, including area code)
(Former name, address, and fiscal year  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

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

Common Stock, $0.01 Par value per share 11,504,835

Explanatory Note

In this Form 10-Q, we are restating our unaudited, consolidated balance sheet, statements of operations and cash flows as of and for the three-months ended September 30, 2010.

This Form 10-Q also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the three months ended September 30, 2010.  The Company determined, that the purchase accounting related to its’ recent acquisition of the net assets and certain liabilities of ASI Holdings and ASI Holding’s wholly-owned subsidiary ASI Audio Technologies, LLC (collectively “ASI) and the ongoing recording of accounts payable was incorrect.  In addition, the inventory valuation on the historical, pre-acquisition financial statements of AuraSound, Inc. was overstated due to a valuation error in the affected financial statements.

Management has determined that the principal errors to the purchase accounting are primarily attributable to accounts payable and accrued expenses of ASI that were either unrecorded, recorded  in the wrong period, or were not a liability assumed at the time of the acquisition, along with lesser adjustments to reserves on accounts receivable and inventories.

This Form 10-Q also amends the exhibit list andattach certain exhibits which were inadvertently omitted from the original Form 10-Q.

Previously filed versions of the quarterly report on Form 10-Q for the quarter ended September 30, 2010, have not been amended and should not be relied upon.

AuraSound, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Restated, Unaudited)

Consolidated Balance Sheets - (Restated, Unaudited) as of September 30, 2010 and June 30, 2010	2

Consolidated Statements of Operations - (Restated, Unaudited) For the three months ended September 30, 2010 and 2009	3

Consolidated Statements of Cash Flows - (Restated, Unaudited) For the three months ended September 30, 2010 and 2009	4

Notes to Consolidated Financial Statements - (Restated, Unaudited)	5-15

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010
(UNAUDITED)

	September 30, 2010 (Restated)	June 30, 2010
Assets
Current Assets
Cash and cash equivalents	$3,245,967	$129,939
Trade accounts receivable, net	9,804,096	3,432,135
Inventory, net	10,987,514	537,198
Other assets	27,325	—
Total Current Assets	24,064,902	4,099,272

Property and Equipment, net	138,310	106,465

Intangible Assets, net	4,363,666	—

Goodwill	5,972,039	—
Total Assets	$34,538,917	$4,205,737

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$29,202,521	$6,916,004
Accrued expenses	236,622	800,044
Due to officer	—	25,000
Notes payable	—	2,978,282
Shares to be issued	4,888,464	—
Total Current Liabilities	$34,327,607	$10,719,330

Commitments and Contingencies

Stockholders Equity (Deficit) Preferred stock - $0.01 par value, 3,333,333 shares Authorized and none outstanding at September 30, 2010 and June 30, 2010.	—	—
Common stock - $0.01 par value, 16,666,667 shares authorized and 11,504,835 and 4,678,662 outstanding at September 30, 2010 and June 30, 2010.	$115,049	$46,787
Additional paid in capital	37,899,600	31,278,409
Accumulated Deficit	(37,803,339)	(37,838,789)
Total Stockholder’s Equity (Deficit)	211,310	(6,513,593)
Total Liabilities and Stockholder’s Equity (Deficit)	$34,538,917	$4,205,737

The accompanying notes are an integral part of the restated unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For the three months-ended
	September 30, 2010 (Restated)	September 30, 2009
Net revenue	$10,971,201	$1,278,900
Cost of sales	9,771,021	1,211,353
Gross profit	1,200,180	67,547

Research and development expense	128,449	125,828
Selling, general & administrative expenses	899,945	429,783
Amortization of intangibles	136,334	—
Total operating expenses	1,164,728	555,611

Income (Loss) from operations	35,452	(488,064)

Other (income) expense
Interest expense, net	—	44,096
Other expense	—	—

Loss before income tax	35,452	(532,160)

Income tax expense	—	—

Net income	35,452	(532,160)

Income (loss) per common share
Basic	$0.00	$(0.11)
Diluted	$0.00	$(0.02)

Weighted average shares
Basic	10,781,397	4,678,662
Diluted	25,967,355	28,071,972

The accompanying notes are an integral part of the restated unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	September 30, 2010 Restated	September 30, 2009
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
Net income (loss)	$35,452	$(532,160)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reserves on accounts receivable	132,649	—
Reserves on inventory	(275,639)	—
Depreciation	5,967	4,152
Amortization	136,334	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,365,796)	(767,070)
Inventory	(6,147,786)	(72,424)
Other assets	(27,325)	—
Accounts payable	10,462,317	1,087,972
Accrued expenses	31,415	169,943
Due affiliate	(25,000)	37,514
Other	—	2,027
Net cash provided by/ (used in) provided by operating activities	2,962,588	(70,046)

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,529)	(1,212)
Cash acquired in acquisition of net assets and liabilities of ASI	154,970	—
Net cash provided by/(used in) investing activities	153,441	(1,212)

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES

	—	—
	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,116,029	(71,258)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	129,939	321,455

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$3,245,967	$250,197

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—

Conversion of accounts payable and accrued expenses to equity	$2,232,861	$—
Conversion of notes payable to equity	$1,724,724	$—
Conversion of related party notes payable to equity	$1,253,558	$—
Issuance of Common Stock and
Warrants for purchase of net assets and liabilities of ASI	$6,366,775	$—

The accompanying notes are an integral part of the restated unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated, Unaudited)

NOTE 1                      ORGANIZATION AND OPERATIONS

GENERAL
AuraSound, Inc. (the “Company”, “AuraSound”, “we”, “us”, or “our”) was originally established in 1987, and specializes in the design, manufacturing and sale of high-fidelity loudspeakers. The Company’s operations are based in the United States with offices in Hong Kong, Taiwan and the Peoples Republic of China.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form10-K. The results of the three month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which we refer to throughout this report as US GAAP.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of AuraSound, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a specific item basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts and returns was $523,676 as of September 30, 2010 and $63,690 as of June 30, 2010. The Company does not have any off balance sheet credit exposure related to its customers.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of September 30, 2010 and June 30, 2010, the allowance for obsolescence and rework amounted to $171,500 and $193,139, respectively.

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

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

CONTINGENCIES
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability; together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE
The basic net income (loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income/(loss) per common share is computed similar to basic net income/(loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2010, the Company has potentially dilutive warrant shares outstanding.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, which amends”Receivables” (Topic310). ASU2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables. No other new accounting pronouncements issued or effective during 2010 has had or is expected to have a material impact on the consolidated financial statements.

RECLASSIFICATIONS
For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform to reporting classifications of the current year periods.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010 the Company has an accumulated deficit of $37,803,339, negative working capital of $10,262,705 and has reported significant losses over the past several years. During the three month period ended September 30, 2010 the Company recorded a net  profit of $35,452 compared to a net loss of $532,160 for the comparable prior year period and generated net cash provided by operating activities of $2,962,588 compared to a negative $70,046 for the comparable prior year period. The move toward profitability and positive cash flow is a directly result of the execution of new management’s post acquisition business plan to cut costs on all business lines, hold and spread overhead costs against a larger revenue base and to continue to move toward sustained profitability. However, there can be no assurance that the Company can become profitable or sustain profitability or positive cash flows from operations. As such, if the Company is unable to generate positive net income and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, Inc., a California corporation (“GGEC America”), obtains the license rights needed for the Company to manufacture and sell ASI Holding’s products to ASI Holding’s customers after the Closing Date, and (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings. These Contingent Shares were not immediately issued (for escrow placement) as the Company did not have at the time a sufficient number of authorized shares to issue the Contingent Shares. As of December 31, 2010 the two contingencies requirements were successfully achieved and the Company has issued 5,389,204 shares of Common Stock to Sunny World and 250,000 shares of Common Stock have been issued to Faithful Aim, leaving a balance of 348,801shares of Common Stock valued, at $310,696 yet to be issued to Faithful Aim .  See note 12.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair values of the assets acquired and liabilities assumed related to the acquisition of ASI.

Amount
Purchase price	$6,349,205

Fair Value of assets acquired
Current assets	9,320,676
Property & equipment	36,285
Intangible Assets	4,500,000
13,856,961
Fair value of liabilities acquired
Current liabilities	13,479,795

Net assets acquired	377,166

Goodwill	$5,972,039

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

PROFORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of ASI, presented in aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the three months-ended
	September 30, 2010	September 30, 2009
Net sales	$13,564,464	$6,548,834

Loss from operations	273,188	$(843,003)

Net loss	$251,847	$(1,034,470)

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

INVENTORIES
Inventories at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Raw materials	$—	$11,230
Finished goods	11,159,014	719,107
Inventory before provision	11,159,014	730,337
Provision for obsolescence	(171,500)	(193,139)

Inventory, net	$10,987,514	$537,198

NOTE 5                      PROPERTY, PLANT & EQUIPMENT

As of September 30, 2010 and June 30, 2010, property, plant and equipment consisted of the following:

	September 30, 2010	June 30, 2010
Leasehold improvements	$22,108	$—
Furniture and Fixtures	37,726	—
Machinery and equipment	36,281	36,281
Tooling	105,193	105,193
Computer software and equipment	17,726	7,411
Total property and equipment	219,034	148,885
Accumulated depreciation	(80,724)	(42,420)
Net value of property and equipment	$138,310	$106,465

Depreciation expense was $5,967 and $4,152 as of September 30, 2010 and 2009, respectively.

NOTE 6                      OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	Average Useful Life (Years)	Amount	Accumulated Amortization	Balance, net
Amortizable intangible assets
Customer relationships	10	$2,200,000	(36,668)	$2,163,332
Non-compete agreement	3	1,600,000	(88,000)	1,512,000
Trade name	10	700,000	(11,666)	688,334
		$4,500,000	$(136,334)	$4,363,666

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense for the 3-Month Period-ended September 30, 2010, and September 30, 2009 totaled $136,334 and $0, respectively. The Company estimates that the total amortization expense for the next five years will be as follows:

30-Jun-11	$755,166
30-Jun-12	823,333
30-Jun-13	823,333
30-Jun-14	334,000
30-Jun-15	290,000
Thereafter	1,474,167
Total	$4,500,000

NOTE 7                      ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Accrued consulting	$172,537	$236,359
Accrued interest	—	344,115
Accrued payroll and other	64,085	219,570
Total	$236,622	$800,044

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

On July 31, 2010, the Company entered into and consummated a debt conversion agreement with InSeat Solutions, LLC (“InSeat”), a California limited liability company controlled by Arthur Liu, the Company’s former Chief Executive Officer and former Chief Financial Officer.. Pursuant to the Debt Conversion Agreement, AuraSound issued: (i) 326,173 shares of unregistered Common Stock, and (ii) a five (5) year warrant to purchase 2,243,724 shares of Common Stock at an exercise price of $0.50 per share for the consideration of cancellation of $1,264,526 of notes payable and accrued interest of $232,317.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RELATED PARTY NOTES
Notes payable to related party at September 30, 2010 and June 30, 2010 amounting to $-0- and $1,264,791, respectively consist of notes to an entity owned by our former Chief Executive Officer, Arthur Liu. The notes had various dates of maturity, all bear interest at 8% per annum, with principal and interest due on demand.  Interest expense for the three month periods ended September 30, 2010 and 2009 amounted to $0 and $25,292, respectively.

NOTE 9                      STOCKHOLDERS’ EQUITY

PREFERRED STOCK
The following table summarizes the Company’s preferred stock at September 30, 2010 and June 30, 2010:

Par value $0.01	September 30, 2010	June 30, 2010
Authorized	3,333,333	3,333,333
Issued	—	—
Outstanding	—	—

COMMON STOCK

The following table summarizes the Company’s common stock at September 30, 2010 and June 30, 2010:

Par value $0.01	September 30, 2010	June 30, 2010
Authorized	16,666,667	16,666,667
Issued	11,504,835	4,678,662
Outstanding	11,504,835	4,678,662

WARRANTS

The following table summarizes the activity for all stock warrants outstanding at September 30, 2010:

	Warrants	Exercise Price(s)	Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, June 30, 2010	3,001,945	$4.80 - $9.00	2.0 years		$—
Granted	14,140,989	$0.50 - $1.00	4.1 years	$
Exercised	—
Expired	—

Balance, September 30, 2010	17,142,934	$0.50 - $1.00	3.9 years		$20,540,084
Exercisable, September 30, 2010	14,142,934	$0.50 - $1.00	3.7 years		$17,540,084

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10                      INCOME TAXES

The components of income tax expense for the three month periods ended September 30, 2010 and 2009 is as follows:

	September 30, 2010	September 30, 2009
US Federal	$12,054	$(180,934)
US State	2,127	(31,930)
Change in valuation allowance	(14,181)	212,864
Total Provision for Income Tax	$—	$—

The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Tax expense (credit) at statutory rate – federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	40%	-40%
Tax expense at actual rate	0%	0%

The following table summarizes the significant components of the Company’s deferred tax asset at September 30, 2010, and 2009:

	September 30, 2010	June 30, 2010
Accumulated net operating loss (NOL)	$12,000,830	$12,015,011
Valuation allowance	(12,000,830)	(12,015,011)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

The Company has significant income tax net operating losses (“NOLs”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at September 30, 2010. A provision for income taxes has not been provided in these financial statements due to the net loss. At September 30, 2010, the Company had net operating loss carry-forwards of approximately $28,436,512 for federal tax purposes, which expire through June 30, 2030. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11                      MAJOR CUSTOMERS AND MAJOR VENDORS

There were three customers of the Company, which accounted for 85% of revenue for three month period ended September 30, 2010. At September 30, 2010 three customers accounted for aggregate receivables of $8,357,898. There was one vendor (who also is the major shareholder of the Company), which accounted for in excess of 90% of purchases of finished products and raw materials for three month period ended September 30, 2010. The aggregate payable due to this vendor was $27,399,133 as of September 30, 2010.

NOTE 12                      RESTATEMENT

In this Form 10-Q, we are restating our unaudited, consolidated balance sheet, statements of operations and cash flows as of and for the three-months ended September 30, 2010.

The Company determined, that the purchase accounting related to its’ recent acquisition of the net assets and certain liabilities of ASI Holdings and ASI Holding’s wholly-owned subsidiary ASI Audio Technologies, LLC (collectively “ASI) and the ongoing recording of accounts payable was incorrect.  In addition, the inventory valuation on the historical, pre-acquisition financial statements of AuraSound, Inc. was overstated due to a valuation error in the affected financial statements.

Management has determined that the principal errors to the purchase accounting are primarily attributable to accounts payable and accrued expenses of ASI that were either unrecorded, recorded  in the wrong period, or were not a liability assumed at the time of the acquisition, along with lesser adjustments to reserves on accounts receivable and inventories.

The below table highlights the changes:

	September 30, 2010 As Originally Filed	September 30, 2010 As Restated	Net Change
Cash and cash equivalents	$3,206,218	$3,245,967	$39,749
Trade accounts receivable, net	10,473,580	9,804,096	(669,484)
Inventory, net	10,877,596	10,987,514	109,918
Other assets	69,029	27,325	(41,704)
Total Current Assets	24,626,423	24,064,902	(561,521)
Property and Equipment, net	188,836	138,310	(50,526)
Intangible Assets, net	4,170,000	4,363,666	193,666
Goodwill	3,931,205	5,972,039	2,040,834
Total Assets	32,916,464	34,538,917	1,622,453
Accounts payable	25,918,354	29,202,521	3,284,167
Accrued expenses	1,014,368	236,622	(777,746)
Warrantee liability	385,444	—	(385,444)
Other liabilities	383,540	—	(383,540)
Total Current Liabilities	35,590,170	34,327,607	(1,262,563)
Common stock - $0.01 par value,	115,049	115,049	—
Additional paid in capital	37,636,800	37,899,600	262,800
Accumulated Deficit	(37,425,555)	(37,803,339)	(377,784)
Total Stockholder’s Equity (Deficit)	326,294	211,310	(114,984)
Net Revenue	10,720,594	10,971,201	250,607
Cost of sales	9,034,728	9,771,021	736,293
Gross profit	1,685,866	1,200,180	(485,686)
Research and development expense	87,468	128,449	40,981
Selling, general & administrative expenses	1,185,148	899,945	(285,203)
Total operating expenses	1,272,616	1,164,728	(107,888)
Income from Operations	413,250	35,452	(377,798)
Net income	$413,234	$35,452	$(377,782)

NOTE 13                      COMMITMENTS AND SUBSEQUENT EVENTS

As of September 30, 2010, the Company had insufficient shares of common stock authorized to settle acquisition commitments as well as warrants outstanding. As of November 11, 2010 the Board of Directors of the Company and the majority stockholder approved an increase in the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 16,666,667 shares to 100,000,000 shares, which fully satisfies these commitments.During December 2010 the Company issued 5,389,204 and 250,000 shares of Common Stock to Sunny World and to Faithful Aim, respectively, leaving a balance of 348,801 shares of Common Stock yet to be issued to Faithful Aim.

AuraSound, Inc.

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

•	Our ability to finance our operations on acceptable terms;
•	Our ability to retain members of our management team and our employees;
•	The success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;
•	Our ability to develop and expand our sales, marketing and distribution capabilities;
•	Our ability to adapt to or upgrade our technologies and products as the markets in which we compete evolve;
•	Our ability to offer pricing for products which is acceptable to customers;
•	and Competition that exists presently or may arise in the future.

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

Our sales are made primarily on an OEM basis to manufacturers and marketers of consumer and professional solutions. During the three month period ended September 30, 2010, a majority of our sales were made to customers in the United States. We believe that international sales will significantly increase in the future.

AuraSound, Inc.

General

Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the first and second quarters of our fiscal year due to the fall and winter selling seasons. Cost of goods sold consists primarily of material costs, direct overhead, inbound freight and duty, licensee, rework, and a reserve for inventory obsolescence.

Research and development costs consist primarily of costs related to new product commercialization including labor, product research, development and testing.

Our selling, general and administrative expenses consist primarily of payroll and related costs, professional fees, and other corporate overhead costs.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in Note 2 to our consolidated financial statements.

Results of Operations
For the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenue
Net revenue increased from $1,278,900 to $10,971,201, an increase $9,692,301 or 758% compared to the same prior year period. The increase in net revenue for the current period has primarily been the result of: The acquisition of the net assets and liabilities of ASI Holdings Limited (“ASI Holdings”) along with improved relationships with existing AuraSound customers that resulted in a significant increase in revenue per customer.

Gross Profit
Cost of sales for the three months ended September 30, 2010 was $9,771,021 as compared to cost of sales of $1,211,353 for the three months ended September 30, 2009. Gross profit for the three months ended September 30, 2010 was $1,200,180 compared to $67,547 during the prior year period. The increase in gross profit is primarily due to the acquisition of the net assets and liabilities of ASI Holdings.

Research and Development Expenses
Research and development expenses for the quarter ended September 30, 2010 totaled $128,449, an increase of $2,621 or 2% from the $125,828 incurred for the same prior year period. Although the Company has expanded its customer base significantly through the acquisition of ASI Holdings it was able to hold it research and development costs essentially at historical margins as it realizes the economies of scale anticipated as part of the strategy behind the acquisition.

Selling, General and Administrative Expenses
General and administrative expenses for the quarter ended September 30, 2010 increased by $470,162 or 109% to $899,945 as compared to $429,783 incurred for the same prior year period. The increase is primarily due to one-time legal, accounting, other professional fees, and other direct costs of the acquisition of ASI Holdings along with an expected increase in selling and general administrative expenses as a result of the acquisition creating a larger organization with multiple locations and additional customers to support.  We expect our legal and professional fees to be somewhat reduced over the subsequent quarters as the costs of the acquisition and related integration subside.

We expect our ongoing selling, general and administrative costs, exclusive of one-time costs, will continue at current levels in terms total costs, but are expecting a reduction in terms of said costs as a percentage net revenues as revenues continue to increase.

AuraSound, Inc.

Amortization Expense
Amortization expense totaled $136,334 in the quarter ended September 30, 2010 compared with amortization expense of $0 for the quarter ended September 30, 2009. The amortization expense is associated the intangible assets associated with the acquisition of ASI Holdings.

Income Taxes
We have significant income tax net operating loss carry forwards; however, due to the uncertainty of the realizability of the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of September 30, 2010 and September 30, 2009. Accordingly, no income tax benefit has been reflected for either period.

Net Income

Net income totaled $35,452 in the quarter ended September 30, 2010 compared with net loss of $532,160 for the quarter ended September 30, 2009.  The improvement is primarily due to the acquisition of ASI Holdings and its impact on the results of operations as discussed above.

Liquidity and Capital Resources

As of September 30, 2010, our current liabilities exceeded our current assets by $10,262,705 compared to a deficit of $6,620,058 as of June 30, 2010.  Included in the current periods negative working capital is $4,888,464 of common shares to be issued once sufficient authorized shares of common stock are available for issuance. As of November 11, 2010 the Board of Directors of the Company and the majority stockholder approved an increase in the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 16,666,667 shares to 100,000,000 shares, which fully satisfies these commitments. After subtracting the common shares to be issued, the negative working capital as of September 30, 2010 improves to $5,374,241.

Cash provided by operations during the three months ended September 30, 2010 was $2,962,588 as compared to net cash used in operations of  negative $70,046 during the same period in the prior year. The change was primarily a result of the reduction in net loss, and an overall increase in accounts payable in excess of the increase in accounts receivable and inventories.

Cash provided by investing activities for the three months ended September 30, 2010 was $153,441 as compared to cash used in investing activities of negative during the same period in the prior year. The change is attributable to the net cash acquired as part of the net assets and liabilities acquired from ASI Holdings.

In order to fund ongoing operations the Company has reduced operating costs of the newly combined company on a go forward basis, anticipates that operations will improve to and remain at profitable levels in the coming quarters and actively seeking financing in the form of a line of credit and other alternative measures. If the Company is unable to obtain financing for its working capital requirements, or is able to obtain financing with reasonable terms and conditions, it may have to curtail its operations sharply or cease business altogether.

Management believes that production and expansion of product lines during the next twelve months is critical to the success of the Company and will need to be funded by third party financing, such as through loans, the sale of our securities or some combination of both.

Inflation

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible impact on interest rates related to borrowing costs, management believes that inflation will have no significant effect on our results of operations or financial condition.

AuraSound, Inc.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Going Concern Status

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010 the Company has an accumulated deficit of $37,803,339, negative working capital of $10,262,705 and has reported significant losses over the past several years. During the three month period ended September 30, 2010 the Company recorded a net profit of $35,452 compared to a net loss of $532,160 for the comparable prior year period and generated net cash provided by operating activities of $2,962,588 compared to ($70,046) for the comparable prior year period. The move toward profitability and positive cash flow is a directly result of the execution of new management’s post acquisition business plan to cut costs on all business lines, hold and spread overhead costs against a larger revenue base and to continue to move toward sustained profitability. However, there can be no assurance that the Company can become profitable or sustain profitability or positive cash flows from operations. As such, if the Company is unable to generate positive net income and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

AuraSound, Inc.
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

Pursuant to the Asset Purchase Agreement, Sunny World will receive 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, will receive 10% of the ASI Transaction Shares, all subject to and in accordance with the APA Amendment (as defined in the paragraph below)..

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer GGEC, or an affiliate of GGEC, including, without limitation,

AuraSound, Inc.

GGEC America, Inc., obtains the license rights needed for the Company to manufacture and sell ASI Holding’s products to ASI Holding’s customers after the Closing Date, and  (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings.These Contingent Shares were not issued and placed in escrow, as the Company did not have at the time a sufficient number of authorized shares to issue the Contingent Shares.  During November 2010 these two contingencies described above have been met and the Company has issued 5,389,204 shares of Common Stock to Sunny World and 250,000 shares of Common Stock have been issued to Faithful Aim, leaving a balance of 348,801shares of Common Stock valued, at $310,696 yet to be issued to Faithful Aim.

The following table summarizes the fair values of the assets acquired and liabilities assumed related to the acquisition of ASI.

Amount
Purchase price	$6,349,205

Fair Value of assets acquired
Current assets	9,320,676
Property & equipment	36,285
Intangible Assets	4,500,000
13,856,961
Fair value of liabilities acquired
Current liabilities	13,479,795

Net assets acquired	377,166

Goodwill	$5,972,039

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

Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of the acquisition of the net assets and liabilities of ASI Holdings, presented in aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the three months-ended
	September 30, 2010	September 30, 2009
Net sales	$13,564,464	$6,548,834

Loss from operations	273,188	$(843,003)

Net loss	$251,847	$(1,034,470)

AuraSound, Inc.

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Asset Purchase Agreement dated July 10, 2010 between AuraSound, Inc., ASI Holdings Limited and ASI Audio Technologies, Inc.*+
10.2	Amendment No. 1 dated July 31, 2010 to Asset Purchase Agreement dated July 10, 2010 between AuraSound, Inc., ASI Holdings Limited and ASI Audio Technologies, Inc.*
10.3	Warrant issued to Sunny World Associates Limited in conjunction with the completion of the asset purchase on July 31, 2010*
10.4	Securities Purchase Agreement dated July 10, 2010 between AuraSound, Inc., GGEC America, Inc. and Guoguang Electric Company Limited*
10.5	Manufacturing Agreement dated July 30, 2010 between AuraSound, Inc. and Guoguang Electric Company Limited*+
10.6	Warrant issued to GGEC America, Inc. in conjunction with the securities purchase dated July 10, 2010*
10.7	Warrant issued to GGEC America, Inc. in conjunction with the securities purchase dated July 10, 2010*
10.8	Debt Conversion Agreement dated July 10, 2010 between AuraSound, Inc. and InSeat Solutions, LLC*
10.9	Warrant issued to InSeat Solutions, LLC in conjunction with the debt conversion dated July 10, 2010*
10.10	Employment Agreement dated July 31, 2010 between AuraSound, Inc. and HaraldWeisshaupt*
10.11	Non-Competition Agreement dated July 31, 2010 between AuraSound, Inc. and HaraldWeisshaupt*
10.12	Lock-Up Agreement dated July 31, 2010 among AuraSound, Inc., Sunny World Associates Limited and Faithful Aim Limited*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States*

+	A portion of this document has been redacted in connection with a confidential treatment request.
*	Filed herewith.
(1)	Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: March 7, 2011	By:	/s/ HaraldWeisshaupt
HaraldWeisshaupt, President and Chief
Executive Officer

	By:	/s/ HaraldWeisshaupt
HaraldWeisshaupt
Principal Accounting and
Chief Finance Officer