Form 10-Q/A
period 2010-09-30
AuraSound, Inc.
filed 2011-04-29
CIK 810208

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

Common Stock, $0.01 Par value per share 11,504,835

Explanatory Note

We are filing this Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on March 7, 2011 (the “Amended Form 10-Q”), in order to restate Note 12 to the Company’s unaudited, consolidated financial statements as of and for the three-months ended September 30, 2010 in response to comments received by the Company from the SEC.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Amended Form 10-Q that is further amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-Q/A, we are not amending any other part of the Amended Form 10-Q.  This Form 10-Q/A does not reflect events occurring after the filing of the Amended Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Form 10-Q/A should be read in conjunction with the Amended Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Amended Form 10-Q, including any amendments to those filings.

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

NOTE 12                      RESTATEMENT

In this Form 10-Q, we are restating our unaudited, consolidated balance sheet, statement of operations and statement of cash flows as of and for the three-months ended September 30, 2010.

The Company determined that the purchase accounting related to it’s recent acquisition of the net assets and certain liabilities of ASI Holdings and ASI Holdings’ wholly-owned subsidiary, ASI Audio Technologies, LLC (collectively “ASI), and the ongoing recording of accounts payable was incorrect.  In addition, the inventory valuation on the historical, pre-acquisition financial statements of the Company was overstated due to a valuation error in the affected financial statements.

Management has determined that the principal errors to the purchase accounting are primarily attributable to accounts payable and accrued expenses of ASI that were either unrecorded, recorded in the wrong period, or were not a liability assumed at the time of the acquisition, along with lesser adjustments to reserves on accounts receivable and inventories.

The table below shows the net changes between the financial statements as previously reported and as restated and describes the reasons for such changes.

Table 1A Current Assets	September 30, 2010 As Originally Filed	September 30, 2010 As Restated	Net Change	Purchase Accounting (ASI)		Aug & Sept ASI		Aug & Sept Aura
Cash and cash equivalents	$ 3,206,218	$ 3,245,967	$ 39,749			$ 39,749	1
Trade accounts receivable, net	$ 10,473,580	$ 9,804,096	$ (669,484)	$ (943,186)	2	$ 273,702	3
Inventory, net	$ 10,877,596	$ 10,987,514	$ 109,918	$ 33,891	4	$ -		$ 76,027	5
Other assets	$ 69,029	$ 27,325	$ (41,704)	$ (37,000)	6	$ -		$ (4,704)	7
Total Current Assets	$ 24,626,423	$ 24,064,902	$ (561,521)
Property and Equipment, net	$ 188,836	$ 138,311	$ (50,525)					$ (50,525)	8
Intangible Assets, net	$ 4,170,000	$ 4,363,666	$ 193,666	$ 200,000	9	$ -		$ (6,334)	10
Goodwill	$ 3,931,205	$ 5,972,039	$ 2,040,834	$ 2,040,834	11
Total Assets	$ 32,916,464	$ 34,538,917	$ 1,622,453

Footnote:
1	Increase in cash due to not accounting for ASI bank accounts acquired in the acquisition.
2	Accounts receivable was overstated due to poor bookkeeping & consolidation.
3	Revenue that was not booked in proper period.
4	Incomplete supporting documents.
5	Inventory reserves decreased by about $50,000 and additional inventory of $26,000 were recorded.
6	Asset write off from initial schedule.
7	Prepaid assets from 7/1/10 to 9/30/10 were not decreased for each month.
8	Expenses below capitalization threshold for Aurasound was recorded as fixed asset but should have been expensed. Also depreciation schedule was updated.
9	Revised purchase accounting valuation.
10	Additional amortization expense related to change in purchase accounting.
11	Revised purchase accounting valuation.

Table 1B Current Liabilities	September 30, 2010 As Originally Filed	September 30, 2010 As Restated	Net Change	Purchase Accounting (ASI)		Aug & Sept ASI		Aug & Sept Aura
Accounts payable	$ 25,918,354	$ 29,202,521	$ 3,284,167	$ 754,884	1	$ -		$ 2,529,283	2
Accrued expenses	$ 1,014,368	$ 236,622	$ (777,746)	$ (36,320)	3	$ -		$ (741,426)	4
Warrantee liability	$ 385,444	$ -	$ (385,444)			$ (385,444)	5
Other liabilities	$ 383,540	$ -	$ (383,540)			$ -		$ (383,540)	6
Total Current Liabilities	$ 35,590,170	$ 34,327,607	$ (1,262,563)
Additional paid in capital	$ 37,636,800	$ 37,899,600	$ 262,800	$ 262,800	7
Accumulated Deficit	$ (37,425,555)	$ (37,803,339)	$ (377,784)
Total Stockholder’s Equity (Deficit)	$ 326,294	$ 211,310	$ (114,984)

Footnote:
1	Accounts payable not recorded in a timely manner.
2	Vendor and fright expenses that occurred during the period of Aug. 1 to Sept. 30 were originally booked in Oct.
3	Accrued expenses were incorrectly booked, reclassed to Accounts payables.
4	Accrued expenses were incorrectly booked, reclassed to Accounts payables.
5	Aura management team revised the warranty liability and instead set up provisions for inventory, sales returns and rework expenses to properly reflect the business.
6	Items classified as other liabilities were actually accounts payables transactions.
7	Increase in PIC is due to debt conversation.

Table 2 Net Income	September 30, 2010 As Originally Filed	September 30, 2010 As Restated	Net Change	Purchase Acct (ASI)	Aug & Sept ASI
Revenue	$ 10,720,594	$ 10,971,201	$ 250,607		$ 250,607	1
Cost of sales	$ 9,034,728	$ 9,771,021	$ 736,293		$ 736,293	2
Gross profit	$ 1,685,866	$ 1,200,180	$ (485,686)
Research and development expense	$ 87,468	$ 128,449	$ 40,981		$ 40,981	3
Selling, general & administrative expenses	$ 1,185,148	$ 899,945	$ (285,203)		$ (285,203)	4
Amortization of intangibles	$ -	$ 136,334	$ 136,334		$ 136,334	5
Total operating expenses	$ 1,272,616	$ 1,164,728	$ (107,888)
Income from Operations	$ 413,250	$ 35,452	$ (377,798)
Net income	$ 413,234	$ 35,452	$ (377,782)

Footnote:
1	$250,607 in sales for Aurasound were recorded in October but belonged to August and September.
2	Increase in COGS is due to $400,000 increase in freight bills booked for August and September, $107,000 of expenses were reclassed from SGA, and $230,000 were inventory cost.
3	$40,981 of expenses were initially classed in SGA.
4	$40,981 of expenses was reclassed to R&D, 136,334 was reclassed to Amortization expense, and about $107,000 were expenses related to cost of sale.
5	Amortization was originally classified in SGA.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: April 29, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Chief Financial Officer (Principal Accounting and
Financial Officer)