Form 10-Q/A
period 2010-12-31
AuraSound, Inc.
filed 2011-04-29
CIK 810208

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

(949) 829-4000
11839 East Smith Avenue, Santa Fe Springs, California 90670
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

As of April 28, 2011, there were 16,644,039 shares of Common Stock, $0.01 Par value per share, issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2011 (the “Original Form 10-Q”), in order to (a) revise our unaudited consolidated financial statements as of and for the six months ended December 31, 2010 to correct errors originating in our unaudited consolidated financial statements as of and for the three months ended September 30, 2010, our determination of cost of sales and our calculation of earnings per share, (b) revise and restate Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the foregoing and (c) amend Item 4, “Controls and Procedures,” each in response to comments received by the Company from the SEC.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-Q/A, we are not amending any other part of the Original Form 10-Q.  This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

AuraSound, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Restated, Unaudited)

Consolidated Balance Sheets - (Restated, Unaudited) as of December 31, 2010 and June 30, 2010	2

Consolidated Statements of Operations - (Restated, Unaudited) For the three months and six months ended December 31, 2010 and 2009	3

Consolidated Statements of Cash Flows - (Restated, Unaudited) For the three months ended December 31, 2010 and 2009	4

Notes to Consolidated Financial Statements - (Restated, Unaudited)	5-16

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010
(UNAUDITED)

	December 31, 2010 (Restated)	June 30, 2010 (Audited)
Assets
Current Assets
Cash and cash equivalents	$801,121	$129,939
Trade accounts receivable, net	19,499,928	3,432,135
Inventory, net	14,729,436	537,198
Other assets	194,048	—
Total Current Assets	35,224,533	4,099,272

Property and Equipment, net	240,213	106,465

Intangible Assets, net	4,159,165	—

Goodwill	5,972,039	—
Total Assets	$45,595,950	$4,205,737

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$39,189,583	$6,916,004
Accrued expenses	291,699	800,044
Due to officer	—	25,000
Notes payable	—	2,978,282
Shares to be issued	310,696	—
Total Current Liabilities	39,791,978	10,719,330

Total Liabilities	$39,791,978	$10,719,330
Commitments and Contingencies

Stockholders equity (deficit)
Preferred stock - $0.01 par value, 3,333,333 shares authorized and more issued and outstanding at December 31, 2010 and June 30, 2010.	$—	$—
Common stock - $0.01 par value, 16,666,667 shares authorized, 16,644,039 issued and outstanding at December 31, 2010, and 4,678,662 issued and outstanding at June 30, 2010.	166,441	46,787
Additional paid in capital	42,425,976	31,278,409
Accumulated Deficit	(36,788,445)	(37,838,789)
Total Stockholder’s equity (deficit)	5,803,972	(6,513,593)
Total Liabilities and Stockholder’s equity (deficit)	$45,595,950	$4,205,737

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For the three months-ended		For the six months-ended
	December 31, 2010 (Restated)	December 31, 2009	December 31, 2010 (Restated)	December 31, 2009
Net sales	$27,179,168	$1,784,316	$38,150,370	$3,063,216
Cost of sales	24,662,351	1,738,338	34,433,372	2,949,691
Gross profit	2,516,817	45,978	3,716,998	113,525

Research and development expense	282,475	106,540	370,971	232,368
Selling, general & administrative expenses	1,014,947	414,747	1,954,845	844,530
Amortization Expense	204,500	—	340,835	—
Total operating expenses	1,501,922	521,287	2,666,651	1,076,898

Income (loss) from operations	1,014,895	(475,309)	1,050,347	(963,373)

Interest expense, net	—	44,093	—	88,189

Income (loss) before income tax	1,014,895	(519,402)	1,050,347	(1,051,562)

Income tax expense	—	—	—	—

Net income (loss)	$1,014,895	$(519,402)	$1,050,347	$(1,051,562)

Income (loss) per common share
Basic	0.09	(0.11)	0.09	(0.22)
Diluted	0.04	(0.11)	0.04	(0.22)

Weighted average shares
Basic	11,504,835	4,678,662	11,133,847	4,678,662
Diluted	25,645,824	4,678,662	24,163,913	4,678,662

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	December 31, 2010 (Restated)	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,050,347	$(1,051,562)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reserves on accounts receivable	125,000	—
Reserves on inventory	(64,141)	—
Depreciation	14,037	8,303
Amortization	340,835	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,053,979)	(1,723,092)
Inventory	(10,101,208)	(99,010)
Other assets	(194,049)	—
Accounts payable	20,449,378	2,576,177
Accrued expenses	86,492	239,213
Due affiliate	(25,000)	58,215
Other	—	2,291

NET CASH PROVIDED BY OPERATING ACTIVITIES	627,712	10,535

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(111,501)	(30,690)
Cash acquired in acquisition of net assets and liabilities of ASI	154,971	—
Net cash (used) in investing activities	43,470	(30,690)

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES

Repayment of related party debt.	—	(265)
	—	(265)

NET INCREASE (DECREASE) IN CASH AND CASH	671,182	(20,420)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	129,939	321,455

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$801,121	$301,035

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—
Conversion of accounts payable and accrued expenses to equity	$2,232,861	$—
Conversion of notes payable to equity and liabilities of ASI	$1,724,724	$—
Conversion of related party notes payable to equity	$1,253,558	$—
Issuance of Common Stock and warrants for purchase of net assets and liabilities of ASI	$6,366,775	$—

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, allowance for sales valuation's allowance income tax contingency accruals and valuation allowances, asset impairment, purchase price allocation and litigation-related accruals.Actual results could differ from our estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a specific item basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts and returns was $903,676 as of December 31, 2010 and $63,690 as of June 30, 2010. The Company does not have any off balance sheet credit exposure related to its customers.

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
The basic loss per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30 and December 31, 2010, the Company has potentially dilutive warrant shares outstanding.

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

NOTE 3                     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010 the Company has an accumulated deficit of $36,788,445, negative working capital of $4,567,444 and has reported significant losses over the past several years. During the six month period ended December 31, 2010 the Company recorded a net income of $1,050,346 and had net cash provided by operating activities of $627,712. The move to profitability and positive cash flow is a directly result of the execution of new management’s post acquisition business plan to cut costs on all business lines, hold and spread overhead costs against a larger revenue base and to continue to move toward sustained profitability. However, there can be no assurance that the Company can sustain profitability or positive cash flows from operations. As such, if the Company is unable to generate positive net income and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

	For the six months-ended
	December 31, 2010	December 31, 2009
Net revenue	$40,743,688	$16,076,053

Income (Loss) from operations	197,585	(1,343,752)

Net income (Loss)	$197,585	$(1,431,941)

INVENTORIES
Inventories at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
Raw materials	$180,000	$11,230
Finished goods	14,761,436	719,107
Inventory before provision	14,941,877	730,337
Provision for obsolescence	(212,000)	(193,139)
Inventory, net	$14,729,436	$537,198

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

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WARRANTS

The following table summarizes the activity for all stock warrants outstanding at December 31, 2010:

		Exercise	Average Remaining Contractual	Average Intrinsic
	Warrants	Price(s)	Life	Value
Expired	3,001,945	$0.07 to 1.00	2.0 years	$-
Balance, June 30, 2010	14,140,989	$.50 to 1.00	4.1 years	$1,656,677
Granted	-		-	-
Exercised	-

Balance, December 31, 2010	17,142,934	$0.50- $1.00	3.7 years	$4,068,657
Exercisable, December 31, 2010	14,142,934	$0..50- $1.00	3.5 years	$4,257,160

NOTE 10                   INCOME TAXES

The components of income tax expense for the six month periods ended December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
US Federal	$306,438	$(357,531)
US State	54,077	(63,094)
Change in valuation allowance	(360,515)	420,625
Total Provision for Income Tax	$-	$-

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

NOTE 12                   RESTATEMENT

In this Form 10-Q, we are restating our unaudited, consolidated balance sheet, statement of operations and cash flows as of and for the three-months and six-months ended December 31, 2010.

This Form 10-Q also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the six-months ended December 31, 2010.  Corrections of errors originating in the three month period ending September 30, 2010 related to the purchase accounting related to its’ recent acquisition of the net assets and certain liabilities of ASI Holdings and ASI Holding’s wholly-owned subsidiary ASI Audio Technologies, LLC (collectively “ASI) were rolled forward into the year-to-date statements.  In addition, the cost of sales in the current period needed to be revised, due to a credit memo from a vendor not being properly recorded.  Finally, the earnings per share calculations were revised to reflect the proper weighted average number of shares outstanding.

The below tables highlight the changes with additional footnotes to give clarity to the changes.

Table 4A	December 31, 2010 As Originally Filed	December 31, 2010 As Restated	Net Change
Cash and cash equivalents	$801,121	$801,121	$—
Trade accounts receivable, net	$19,499,928	$19,499,928	$—
Inventory, net	$14,729,436	$14,729,436	$—
Other assets	$193,836	$194,048	$212	1
Total Current Assets	$35,224,321	$35,224,533	$212
Property and Equipment, net	$240,213	$240,213	$—
Intangible Assets, net	$4,159,165	$4,159,165	$—
Goodwill	$5,972,039	$5,972,039	$—
Total Assets	$45,595,738	$45,595,950	$212

Footnote:

1 previously  incorrectly expensed freight associated with asset

Table 4B	December 31, 2010 As Originally Filed	December 31, 2010 As Restated	Net Change
Accounts payable	$39,338,429	$39,189,583	$(148,846	)1
Accrued expenses	$291,699	$291,699	$-
Shares to be issued	$310,696	$310,696	$-
Total Current Liabilities	$39,940,824	$39,791,978	$(148,846)
Common Stock	$166,441	$166,441	$-
Additional paid in capital	$42,425,976	$42,425,976	$-
Accumulated Deficit	$(36,937,503)	$(36,788,445)	$149,058	2
Total Stockholder’s Equity (Deficit)	$5,654,914	$5,803,972	$149,058

Footnote:

1 Credit memo from vendor not previously recorded

2 Reflects resulting change in net income due to other assets and accounts payable changes

	For Three Months Ended
Table 5a	December 31, 2010 As Originally Filed	December 31, 2010 As Restated	Net Change
Revenue	$27,179,168	$27,179,168	$—
Cost of sales	$24,662,351	$24,662,351	$—
Gross profit	$2,516,817	$2,516,817	$—
Research and development expense	$282,475	$282,475	$—
Selling, general & administrative expenses	$1,014,947	$1,014,947	$—
Amortization of intangibles	$204,500	$204,500	$—
Total operating expenses	$1,501,922	$1,501,922	$—
Income from Operations	$1,014,895	$1,014,895	$—
Net income	$1,014,895	$1,014,895	$—
Income (loss) per share
Basic	$0.06	$0.09	$0.03	1
Diluted	$0.03	$0.04	$0.01	2
Weighted average shares
Basic	16,644,039	11,504,835	(5,139,204	)1
Diluted	30,786,973	25,645,824	(5,141,149	)2

Footnote:

1 Weighted average share calculation revised to reflect actual transaction dates

2 Weighted average share calculation revised to reflect actual transaction dates

	For Six Months Ended
Table 5b	December 31, 2010 As Originally Filed	December 31, 2010 As Restated	Net Change
Revenue	$38,150,370	$38,150,370	$—
Cost of sales	$34,582,430	$34,433,372	$(149,058	)1
Gross profit	$3,567,940	$3,716,998	$149,058
Research and development expense	$370,971	$370,971	$—
Selling, general & administrative expenses	$1,954,845	$1,954,845	$—
Amortization of intangibles	$340,835	$340,835	$—
Total operating expenses	$2,666,651	$2,666,651	$—
Income from Operations	$901,289	$1,050,347	$149,058
Net income	$901,289	$1,050,347	$149,058
Income (loss) per share
Basic	$0.05	$0.09	$0.04	2
Diluted	$0.03	$0.04	$0.01	3
Weighted average shares
Basic	16,644,039	11,133,847	(5,510,192	)2
Diluted	30,786,973	24,163,913	(6,623,060	)3

Footnote:

1 Credit from vendor previously unrecorded

2 Weighted average share calculation revised to reflect actual transaction dates

3 Weighted average share calculation revised to reflect actual transaction dates

NOTE 13                   COMMITMENTS AND SUBSEQUENT EVENTS

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

General
Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of sales achieved in the first and second quarters of our fiscal year (third and fourth quarters of the calendar year) due to the fall and winter selling seasons. Cost of goods sold consists primarily of material costs, direct labor, direct overhead, inbound freight and duty costs, warranty costs, and a reserve for inventory obsolescence. Research and development costs consist primarily of costs related to launching new products including product research, development and testing. Our selling, general and administrative expenses (SG&A) consist primarily of non- research and development payroll and corporate infrastructure costs.

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

Revenue
Revenue increased by $25,394,852 or 1,423% compared to the same prior year period, from $1,784,316 to $27,179,168. The increase in sales for the current period was the result of three main factors: (1) improved relationships with existing AuraSound customers that resulted in a significant increase in revenue per customer, (2) new project design wins, and (3) the acquisition of ASI Holdings Limited (“ASI Holdings”).

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

Six Months Ended December 31, 2010 compared to the Six Months Ended December 31, 2009

Revenue
Revenue increased by $35,087,154 or 1,145% compared to the same prior year period, from $3,063,216 to $38,150,370 The increase in sales for the current period was the result of three main factors: (1) improved relationships with existing AuraSound customers that resulted in a significant increase in revenue per customer, (2) new project design wins, and (3) the acquisition of ASI Holdings Limited (“ASI Holdings”).

Gross Profit (Loss)
Cost of sales for the six months ended December 31, 2010 was $34,433,372 as compared to cost of sales of $2,949,691 for the six months ended December 31, 2009, which resulted in a gross profit for the six month period of $3,716,997 compared to $113,525 during the prior year period. The increase in gross profits was due to several factors that include the ASI Holdings acquisition, improved gross profit margins due to lower material costs, higher selling prices to customers, and an overall a better pricing environment for cost inputs.

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

Net Income
Net income totaled $1,050,347 in the six months ended December 31, 2010 compared with net loss of $1,051,562 for the six months ended December 31, 2009.

Liquidity And Capital Resources

As of December 31, 2010, our current liabilities exceeded our current assets by $4,567,444 compared to a deficit of $ 6,620,058 as of June 30, 2010. During the current year we have worked closely with Guoguang Electric Company Limited, a Chinese corporation (“GGEC”) to focus our efforts to transition our relationships with existing customers and to establish relationships with new customers in addition to insuring a disciplined quality assurance program, both of which we believe are necessary for us to grow as a company and meet the demands of our customers.

AuraSound, Inc.

Cash from operations during the six months ended December 31, 2010 was $627,712 as compared to net cash provided of $10,535 during the same period in the prior year. This increase in cash from operations was due primarily to our positive net income and an increase in accounts payable (mainly to GGEC).

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

Going Concern Status

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended December 31, 2010, the Company recorded net income of $1,014,895. The Company had an accumulated deficit of $36,788,445 as of December 31, 2010. There can be no assurances that the Company will maintain or achieve positive net income in future quarters or that it will have the ability to operate as a publicly traded company.

If the Company is unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to obtain additional financing, and ultimately to generate consistent positive net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

AuraSound, Inc.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2010. In light of the material weakness, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the consolidated financial statements included in this report. As a result of these procedures we believe our consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.  We evaluated our internal control over financial reporting as of December 31, 2010. We concluded that as of December 31, 2010, our internal control over financial reporting was not effective due to the existence of the following material weakness:

We did not design and maintain certain adequate internal controls over certain of our accounting methods, including our purchase accounting method related to our recent acquisition of ASI, our method of determining cost of sales and our method of calculating earnings per share.  This material weakness resulted in certain misstatements that were corrected within the consolidated financial statements contained herein.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

We have commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2010. Our remediation plan includes the following actions:

•	We have instituted formal procedures and processes for booking invoices.

•
We have created a system of checks and balances within our accounting and finance departments whereby persons holding different roles within such departments routinely check information prepared by others within such departments to confirm accuracy and completeness.

•	We will improve our daily communications with our overseas offices in order to ensure that we receive relevant financial and other information from such offices on a timely basis.

•	We have hired a Senior Vice President of Finance with relevant financial and accounting skills.

Although the remediation efforts are underway, the above material weakness will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

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

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, Inc., obtains the license rights needed for the Company to manufacture and sell ASI Holding’s products to ASI Holding’s customers after the Closing Date, and  (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings. These Contingent Shares were not issued and placed in escrow, as the Company did not have at the time a sufficient number of authorized shares to issue the Contingent Shares.  These two contingencies described above have been met and the Company has issued 5,389,204 shares of Common Stock to Sunny World and 250,000 shares of Common Stock have been issued to Faithful Aim, leaving a balance of 348,801 shares of Common Stock yet to be issued to Faithful Aim which will be issued to Faithful Aim upon increasing the authorized shares to a sufficient number to issue such shares.

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

	For the six months-ended
	December 31, 2010	December 31, 2009

Net sales	$40,743,688	$16,076,053

Income from operations	197,585	(1,343,752)

Net income	$197,585	$(1,431,941)

Item 6. Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.*
32	Certifications of Principal Executive and Financial Officers pursuant to Rule 13a-14(b)/15(d)-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *

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