Form 10-Q
period 2011-03-31
AuraSound, Inc.
filed 2011-05-05
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

 OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51543

AuraSound, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5573204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 Red Hill Avenue, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2011, there were 16,644,039 shares of Common Stock, $0.01 par value per share, issued and outstanding.

AuraSound, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010
(UNAUDITED)

	March 31, 2011	June 30, 2010
Assets
Current Assets
Cash and cash equivalents	$498,397	$129,939
Trade accounts receivable, net of allowance for doubtful accounts of $350,000 at March 31, 2011 and $63,675 at June 30, 2010	9,698,492	3,432,135
Inventory, net	13,443,803	537,198
Other assets	255,648	—
Total Current Assets	23,896,340	4,099,272

Property and Equipment, net	242,638	106,465

Other Assets
Intangible Assets, net	3,954,664	—
Goodwill	5,972,039	—
Other assets	30,939	—
Total Other Assets	9,957,642	—

Total Assets	$34,096,620	$4,205,737
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable	$25,762,888	$6,916,004
Accrued expenses	455,348	800,044
Due to officer	—	25,000
Notes payable	—	2,978,282
Due to Bank Sinopac	1,200,754	—
Shares to be issued	310,696	—
Total Current Liabilities	$27,729,686	$10,719,330

Commitments and Contingencies

Stockholders Equity (Deficit)
Preferred stock - $0.01 par value, 3,333,333 shares authorized and none outstanding at March 31, 2011 and June 30, 2010.	—	—
Common stock - $0.01 par value, 16,666,667 shares authorized and 16,644,039 and 4,678,662 outstanding at March 31, 2011 and June 30, 2010.	$166,441	$46,787
Additional paid in capital	42,425,976	31,278,409
Accumulated Deficit	(36,225,483)	(37,838,789)
Total Stockholder’s Equity (Deficit)	6,366,934	(6,513,593)
Total Liabilities and Stockholder’s Equity (Deficit)	$34,096,620	$4,205,737

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the three months-ended		For the nine months-ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net revenue	$16,034,279	$1,745,664	$54,184,648	$4,808,880
Cost of sales	13,906,156	1,718,129	48,339,528	4,667,820
Gross profit	2,128,123	27,535	5,845,120	141,060

Research and development expense	111,639	96,694	504,425	329,062
Selling, general & administrative expenses	1,240,413	367,400	3,148,893	1,211,930
Amortization of intangibles	204,501	—	545,336	—
Total operating expenses	1,556,553	464,094	4,198,654	1,540,992

Income (loss) from Operations	571,570	(436,559)	1,646,467	(1,399,932)

Other (income) expense	—	—	—	—
Interest expense, net	4,579	44,094	21,800	132,283
Other expense	4,030	—	11,359	—

Income (Loss) before income tax	562,961	(480,653)	1,613,308	(1,532,215)

Income tax expense	—	—	—	—

Net income (loss)	562,961	(480,653)	1,613,308	(1,532,215)

Income (loss) per common share
Basic	$0.03	$(0.10)	$0.12	$(0.33)
Diluted	$0.03	$(0.10)	$0.10	$(0.33)

Weighted average shares
Basic	16,644,039	4,678,662	12,943,764	4,678,662
Diluted	20,147,583	4,678,662	16,373,690	4,678,662

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the nine months-ended
	March 31, 2011	March 31, 2010
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
Net income (loss)	$1,613,308	$(1,532,215)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reserves on accounts receivable	(70,000)	—
Reserves on inventory	(180,000)	—
Depreciation	24,285	13,492
Amortization	545,336	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,057,543)	(1,514,277)
Inventory	(8,699,714)	2,624
Other assets	(286,587)	—
Accounts payable	7,022,683	3,567,824
Accrued expenses	250,141	285,665
Due affiliate	(25,000)	54,373
Other	—	2,291
Net cash provided by/ (used in) operating activities	(863,091)	879,777

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(124,176)	(30,691)
Cash acquired in acquisition of net assets and liabilities of ASI	154,971	—
Net cash provided by/(used in) investing activities	30,795	(30,691)

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES
Repayments of related party debt	—	(265)
Net borrowings on credit line	1,200,754	—
Net cash provided by/(used in) financing activities	1,200,754	(265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	368,458	848,821

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	129,939	321,455

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$498,397	$1,170,276

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—

Conversion of accounts payable and accrued expenses to equity	$2,232,861	$—
Conversion of notes payable to equity	$1,724,724	$—
Conversion of related party notes payable to equity	$1,253,558	$—
Issuance of Common Stock and
Warrants for purchase of net assets and liabilities of ASI	$6,366,775	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1              ORGANIZATION AND OPERATIONS

GENERAL
AuraSound, Inc. (the “Company”, “AuraSound”, “we”, “us” or “our”) was originally incorporated in 1987, and specializes in the design, manufacture and sale of high-fidelity loudspeakers. The Company’s operations are based in the United States with offices in Hong Kong, Taiwan and the Peoples Republic of China.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form10-K for the fiscal year ended June 30, 2010. The results of the nine month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

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

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a specific item basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts and returns was $350,000 as of March 31, 2011 and $63,675 as of June 30, 2010. The Company does not have any off balance sheet credit exposure related to its customers.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of March 31, 2011 and June 30, 2010, the allowance for obsolescence amounted to $180,000 and $193,139 respectively.

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
The basic loss per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2011, the Company has 3,429,925 and 3,503,544 potentially dilutive warrant shares outstanding based respectively on the weighted averages for the nine month and three month periods ending March 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables. No other new accounting pronouncements issued or effective during 2010 has had or is expected to have a material impact on the consolidated financial statements.

RECLASSIFICATIONS
For comparative purposes, the prior year’s consolidated financial statements have been reclassified to conform with reporting classifications of the current year periods.

NOTE 3              GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, the Company has an accumulated deficit of $36,225,483 and negative working capital of $3,833,346, and has reported significant losses over the past several years. During the nine months ended March 31, 2011, the Company recorded net income of $1,613,308 and had net cash used by operating activities of $863,092. The move to profitability is a direct result of the execution of our new management’s post-acquisition business plan to cut costs on all business lines, to hold and spread overhead costs against a larger revenue base and to continue to move toward sustained profitability. However, there can be no assurance that the Company can sustain profitability or positive cash flows from operations. As such, if the Company is unable to generate positive net income and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease its operations altogether.

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

NOTE 4              ACQUISITION

On July 10, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited (“ASI Holdings”) and ASI Holdings’ wholly-owned subsidiary, ASI Audio Technologies, LLC (“ASI Arizona” and collectively with ASI Holdings, “ASI”). Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the business assets and certain liabilities of ASI, in exchange for the issuance of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of the Company (“Common Stock”) to the two shareholders of ASI Holdings, and the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings, which is controlled by Harald Weisshaupt, our President and Chief Executive Officer, a five (5) year warrant to purchase an aggregate of 3,000,000 shares of Common Stock (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”) with vesting based on certain milestones.

Pursuant to the Asset Purchase Agreement, Sunny World was to receive 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, was to receive 10% of the ASI Transaction Shares, all subject to and in accordance with the APA Amendment (as defined in the paragraph below).

On July 31, 2010 (the “Closing Date”), the Company, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “APA Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the shareholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) were to be held in escrow by the Company’s outside legal counsel until (i) the Company or its manufacturer, Guoguang Electric Company Limited (“GGEC”), or an affiliate of GGEC, including, without limitation, GGEC America, Inc. (“GGEC America”), obtains the license rights needed for the Company to manufacture and sell ASI Holdings’ products to ASI Holdings’ customers after the Closing Date, and (ii) all of the members of the Company’s Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the shareholders of ASI Holdings. These Contingent Shares were not immediately issued (for escrow placement) as the Company did not have at the time a sufficient number of authorized shares of Common Stock to issue the Contingent Shares. As of March 31, 2011, the two contingency requirements have been successfully achieved and the Company has issued 5,389,204 shares of Common Stock to Sunny World and 250,000 shares of Common Stock to Faithful Aim, leaving a balance of 348,801 shares of Common Stock which shall be issued to Faithful Aim effective upon the Company filing an amendment to its certificate of incorporation to increase the number of authorized shares of Common Stock to a number sufficient to permit the Company to issue such shares.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed in the ASI acquisition:

Amount
Purchase price	$6,349,205

Fair Value of assets acquired
Current assets	9,320,676
Property & equipment	36,285
Intangible Assets	4,500,000
13,856,961
Fair value of liabilities acquired
Current liabilities	13,479,795

Net assets acquired	377,166

Goodwill	$5,972,039

The above estimated fair values of the assets acquired and the liabilities assumed are preliminary and are based on the information that was available as of the date of this report. The Company believes that information available to it provides a reasonable basis for estimating the fair values of the assets acquired and the liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Closing Date.

PROFORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of the ASI acquisition, presented in the aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the nine months ended
	March 31, 2011	March 31, 2010

Net sales	$56,777,967	$22,660,201

Income (Loss) from operations	733,703	(1,677,757)

Net Income (Loss)	$725,094	$(1,845,084)

PROFORMA CONDENSED COMBINED FINANCIAL INFORMATION

INVENTORIES
Inventories at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
Raw materials	$798,000	$11,230
Finished goods	12,825,803	719,107
Inventory before provision	13,623,803	730,337
Provision for obsolescence	(180,000)	(193,139)

Inventory, net	$13,443,803	$537,198

NOTE 5               PROPERTY, PLANT & EQUIPMENT

As of March 31, 2011 and June 30, 2010, property, plant and equipment consisted of the following:

	March 31, 2011	June 30, 2010
Leasehold improvements	$44,936	$—
Furniture and Fixtures	103,437	—
Machinery and equipment	36,281	36,281
Tooling	105,193	105,193
Computer software and equipment	21,897	7,411
Office Equipment	26,679	—
Capital Lease Assets	3,285	—
Total property and equipment	341,708	148,885
Accumulated depreciation	(99,070)	(42,420)
Net value of property and equipment	$242,638	$106,465

Depreciation expense was $24,285 and $13,492 for the nine month periods ending March 31, 2011 and 2010 respectively.

NOTE 6              OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	Average Useful Life(Years)	Amount	Accumulated Amortization	Balance, net
Amortizable intangible assets
Customer relationships	10	$2,200,000	(146,672)	$2,053,328
Non-compete agreement	3	1,600,000	(352,000)	1,248,000
Trade name	10	700,000	(46,664)	653,336
		$4,500,000	$(545,336)	3,954,664

Amortization expense for the nine month periods ended March 31, 2011, and March 31, 2010 totaled $545,336 and $0, respectively. The Company estimates that the total amortization expense for the next five years will be as follows:

30-Jun-11	$755,166
30-Jun-12	823,333
30-Jun-13	823,333
30-Jun-14	334,000
30-Jun-15	290,000
Thereafter	1,474,167
Total	$4,500,000

NOTE 7              ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Accrued consulting	$—	$236,359
Accrued interest	—	344,115
Accrued payroll and other	455,348	219,570
Total	$455,348	$800,044

NOTE 8               DEBT

EXTINGUISHMENT OF DEBT
On July 10, 2010, the Company entered into a securities purchase agreement (the “SPA”) with GGEC America and its parent, GGEC, the primary manufacturer of our products. Pursuant to the SPA, the Company issued to GGEC America: (i) 6,000,000 shares of unregistered Common Stock, which, following the consummation of the offering, constitutes approximately 55% of the Company’s issued and outstanding shares of Common Stock, (ii) a three (3) year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a three (3) year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $3,000,000 (the “GGEC Transaction”). Concurrently therewith, the Company entered into a debt extinguishment agreement, whereby GGEC America agreed to cancel $3,000,000 of notes payable and other liabilities.

On July 31, 2010, the Company entered into a debt conversion agreement (the “DCA”) with InSeat Solutions, LLC (“InSeat”), a California limited liability company controlled by Arthur Liu, the Company’s former Chief Executive Officer and Chief Financial Officer.  Pursuant to the DCA, the Company issued to InSeat: (i) 326,173 shares of unregistered Common Stock, and (ii) a five (5) year warrant to purchase 2,243,724 shares of Common Stock at an exercise price of $0.50 per share, in exchange for the cancellation of $1,264,526 of notes payable and accrued interest of $232,317. See the Current Report on Form 8-K which we filed with the SEC on July 10, 2010 for more details regarding the DCA with InSeat.

RELATED PARTY NOTES
Notes payable to related party at March 31, 2011 and June 30, 2010 equaled $0 and $1,264,791, respectively, and consisted of notes to an entity owned by our former Chief Executive Officer, Arthur Liu.

These notes were of various dates and all bore interest at 8% per annum, with principle and interest due on demand. Interest expense for the three month period ended March 31, 2011 and June 30, 2010 amounted to $0 and $101,162, respectively. As of March 31, 2011 and June 30, 2010, the accrued interest on the notes payable related to these notes amounted to $0 and $227,814, respectively.

BANK DEBT
On February 24, 2011, we opened a revolving credit line with Bank SinoPac with up to $5,000,000 in borrowing availability.  The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at March 31, 2011) plus 1.75%.  The credit line matures January 31, 2012.

The credit line is secured by certain assets of the Company.  The credit line contains financial covenants that require us to comply with minimum quarterly liquidity and profitability thresholds, non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

As of March 31, 2011, there was $1,200,754 outstanding, with $3,799,246 available and $3,225,820 eligible to borrow based on eligible accounts receivable balances.

NOTE 9               STOCKHOLDERS’ EQUITY

PREFERRED STOCK
The following table summarizes the Company’s preferred stock at March 31, 2011 and June 30, 2010:

Par value $0.01	March 31, 2011	June 30, 2010
Authorized	3,333,333	3,333,333
Issued	—	—
Outstanding	—	—

COMMON STOCK

The following table summarizes the Company’s common stock at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Par value $0.01
Authorized	16,666,667	16,666,667
Issued	16,644,039	4,678,662
Outstanding	16,644,039	4,678,662

WARRANTS

The following table summarizes the activity for all stock warrants outstanding at March 31, 2011:

	Warrants	Exercise Price(s)	Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, June 30, 2010	3,001,945	$4.80- $9.00	2.0 years	$—
Granted	14,140,989	$0.50- $1.00	4.1 years	$—
Exercised	—
Expired	—

Balance, March 31, 2011	17,142,934	$0.50- $1.00	3.4 years	$3,568,580
Exercisable, March 31, 2011	14,142,934	$0.50- $1.00	3.2 years	$3,538,580

NOTE 10             INCOME TAXES

The components of income tax expense for the nine month periods ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010
US Federal	$548,525	$(520,953)
US State	96,798	(91,933)
Change in valuation allowance	(645,323)	612,886
Total Provision for Income Tax	$—	$—

The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss before income taxes as follows for the periods ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Tax expense (Benefit) at statutory rate – federal	34%	(34%)
State tax expense net of federal tax	6%	(6%)
Changes in valuation allowance	(40%)	40%
Tax expense at actual rate	0%	0%

The following table summarizes the significant components of the Company’s deferred tax asset at March 31, 2011, and 2010

	March 31, 2011	June 30, 2010
Accumulated net operating loss (NOL)	$11,369,688	$12,015,011
Valuation allowance	(11,369,688)	(12,015,011)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward tax asset due to the uncertainty of its realization.

The Company has significant income tax net operating losses (“NOLs”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of our being able to realize the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established. A provision for income taxes has not been provided in these financial statements due to the net loss. At March 31, 2011, the Company had net operating loss carry-forwards of approximately $26,853,656 for federal tax purposes, which expire through June 30, 2030. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

NOTE 11            MAJOR CUSTOMERS AND MAJOR VENDORS

Three customers of the Company accounted for in excess of 85% of revenue for the nine month period ended March 31, 2011. The aggregate receivable due from these customers as of March 31, 2011 was $5,998,291. One vendor (who also is the major shareholder of the Company) accounted for in excess of 90% of purchases of finished products and raw materials for the nine month period ended March 31, 2011. The aggregate payable due to this vendor for manufactured products was approximately $23,531,599 as of March 31, 2011.

NOTE 12            COMMITMENTS AND SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred after the balance sheet date of March 31, 2011 and have identified no such events or transactions which required adjustment to, or disclosure in these Consolidated Financial Statements other than as presented in such financial statements and Notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our current expectations, estimates, forecasts and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. You can identify forward-looking statements because they are not historical in nature. In particular, those statements that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “intends,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms are forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including those described in this report. These and other factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview
We are headquartered in Southern California with primary operations in California and Greater China. We develop, manufacture and market premium audio products to a worldwide customer base. Our focus is to deliver innovative and revolutionary audio solutions and speaker designs to the OEM/ODM manufacturer, consumer, and professional audio markets. We emphasize research and development which has resulted in a portfolio of unique and proprietary audio technologies, which we believe has led to strong brand recognition and an appreciation among audiophiles, sound engineers, and OEM/ODM electronics manufacturers. Our products have received numerous excellent reviews from independent third parties.

From a product standpoint we provide leading audio components and total solutions for the TV soundbar, portable devices, TV, monitor, professional, commercial and consumer audio markets. We are engaged with several leading multinational brands for both existing and future projects. We believe that the market for our products will experience strong growth as end user solutions shipments continue to increase across all of our product segments, along with a growing consumer demand for an improved listening experience.

As of March 30, 2011, our sales are primarily to manufacturers and marketers of consumer and professional solutions, with the majority of sales in the United States. We believe that international sales, both to manufacturers and retail channels, will increase in the years ahead.

General
Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of sales achieved in the first and second quarters of our fiscal year (the third and fourth quarters of the calendar year) due to the fall and winter selling seasons. Cost of goods sold consists primarily of material costs, direct labor, direct overhead, inbound freight and duty costs, warranty costs and a reserve for inventory obsolescence. Research and development costs consist primarily of costs related to launching new products including product research, development and testing. Our selling, general and administrative expenses consist primarily of non- research and development payroll and corporate infrastructure costs.

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

Results Of Operations

Three Months Ended March 31, 2011 and 2010

Revenue
Revenue increased by $14,288,615, or 819%, to $16,034,279 for the quarter ended March 31, 2011 from $1,745,664 for the same prior year period. The increase in sales for the current period was the result of three main factors: (1) improved relationships with existing customers that resulted in a significant increase in revenue per customer, (2) new project design wins, and (3) the acquisition of ASI Holdings Limited, or ASI.

Gross Profit
Cost of sales for the three months ended March 31, 2011 was $13,906,156 as compared to cost of sales of $1,718,129 for the three months ended March 31, 2010, which resulted in a gross profit for the current quarter of $2,128,123 as compared to $27,535 during the prior year period. The increase in gross profits was due to several factors including the ASI acquisition, improved gross profit margins due to lower material costs, higher selling prices to customers, and lower freight and storage expenses.

Research and Development Expenses
Research and development expenses for the quarter ended March 31, 2011 totaled $111,639, an increase of $14,945, or 15%, over the $96,694 in research and development expenses incurred for the same prior year period. This increase was the result of several key initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to our future growth and as such we expect to continue to increase research and development costs for the foreseeable future.

General and Administrative Expenses
General and administrative expenses for the quarter ended March 31, 2011 increased by $873,013, or 238%, to $1,240,413 as compared to general and administrative expenses of $367,400 for the quarter ended March 31, 2010. The increase in expenses was due to an increase in expenses associated with our rapid growth.

We expect that our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, as well as the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment. We expect to hold to current spending levels as a percent of sales.

Amortization Expense
Amortization expense totaled $204,501 for the quarter ended March 31, 2011 as compared with amortization expense of $0 for the quarter ended March 31, 2010. The amortization expense relates to several intangible assets associated with the acquisition of ASI Holdings.

Income Taxes
We have significant income tax net operating loss carry forwards; however, due to the uncertainty of our being able to realize the deferred tax asset, a reserve equal to the amount of the deferred tax benefit has been established as of March 31, 2011 and March 31, 2010. Accordingly, no income tax benefit has been reflected for either period.

Net Income (Loss)
Net income totaled $562,961 for the quarter ended March 31, 2011 as compared with a net loss of $480,653 for the quarter ended March 31, 2010.

Nine Months Ended March 31, 2011 and 2010

Revenue
Revenue increased by $49,375,768, or 1,027%, to $54,184,648 for the nine months ended March 31, 2011 from $4,808,880 for the same prior year period.  The increase in sales for the current period was the result of three main factors: (1) improved relationships with existing customers that resulted in a significant increase in revenue per customer, (2) new project design wins, and (3) the acquisition of ASI.

Gross Profit (Loss)
Cost of sales for the nine months ended March 31, 2011 was $48,339,528 as compared to cost of sales of $4,667,820 for the nine months ended March 31, 2010, which resulted in a gross profit for the nine month period of $5,845,120 as compared to $141,060 during the prior year period. The increase in gross profits was due to several factors that include the ASI acquisition, improved gross profit margins due to lower material costs, higher selling prices to customers, and an overall a better pricing environment for cost inputs.

Research and Development Expenses
Research and development expenses for the nine months ended March 31, 2011 totaled $504,425, an increase of $175,363, or 53%, over the $329,062 in research and development expenses incurred for the same prior year period. This increase was the result of several key initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to our future growth and as such we expect to continue to increase research and development costs for the foreseeable future.

General and Administrative Expenses
General and administrative expenses for the nine months ended March 31, 2011 increased by $1,936,963, or 160%, to $3,148,893 as compared to general and administrative expenses of $1,211,930 for the nine months ended March 31, 2010. The increase in expenses was due to an increase in expenses associated with our rapid growth.

We expect our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, in addition to the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment. We expect to hold to current spending levels as a percent of sales.

Amortization Expense
Amortization expense totaled $545,336 in the nine months ended March 31, 2011 as compared with amortization expense of $0 for the nine months ended March 31, 2010. The amortization expense is associated with several intangible assets associated with the acquisition of ASI.

Income Taxes
We have significant income tax net operating loss carry forwards; however, due to the uncertainty of our being able to realize the deferred tax asset, a reserve equal to the amount of deferred tax benefit has been established as of March 31, 2011 and March 31, 2010. Accordingly, no income tax benefit has been reflected for either period.

Net Income (Loss)
Net income totaled $1,613,307 in the nine months ended March 31, 2011 as compared with net loss of $1,532,215 for the nine months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, our current liabilities exceeded our current assets by $3,833,346 compared to a deficit of $6,620,058 as of June 30, 2010. During the current year we have worked closely with Guoguang Electric Company Limited, a Chinese corporation, or GGEC, to focus our efforts to transition our relationships with existing customers and to establish relationships with new customers in addition to insuring a disciplined quality assurance program, both of which we believe are necessary for us to grow as a company and meet the demands of our customers.

Cash provided from operations during the nine months ended March 31, 2011 was $863,092 as compared to net cash provided from operations of $879,777 during the same prior year period. This decrease in cash from operations was due primarily to our positive net income and an increase in accounts payable (mainly to GGEC).

Cash used in investing activities for the nine months ended March 31, 2011 was $30,795 as compared to cash used in investing activities of $30,691 during the same prior year period. Cash used in investing activities in the prior year period was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

The Company had net operating loss carry-forwards of approximately $26,440,008 as of March 31, 2011, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax asset is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

On February 24, 2011, we opened a revolving credit line with Bank SinoPac with up to $5,000,000 in borrowing availability.  The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at March 31, 2011) plus 1.75%.  The credit line matures January 31, 2012.

The credit line is secured by certain of our assets.  The credit line contains standard financial covenants that require us to comply with minimum quarterly liquidity and profitability thresholds and standard non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

As of March 31, 2011, there was $1,200,754 outstanding under the revolving credit line, with $3,799,246 available and $3,225,820 eligible to borrow based on eligible accounts receivable balances.

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

Going Concern Status

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month period ended March 31, 2011, we recorded net income of $562,961. We had an accumulated deficit of $36,225,483 as of March 31, 2011. Although we recorded net income for the quarter ended March 31, 2011, we may be unable to maintain positive net income in future quarters or to continue to operate as a publicly traded company.

If we are unable to obtain financing for our working capital requirements on favorable terms, or at all, we may have to curtail our business sharply or cease operations altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to obtain additional financing, and ultimately to generate consistent positive net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this quarterly report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2011. In light of the material weakness as of March 31, 2011, we performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.  Following an evaluation of our internal control over financial reporting during the period ending December 31, 2010, we concluded that our internal control over financial reporting was not effective due to the existence of the following material weakness:

We did not design and maintain adequate internal controls over certain of our accounting methods, including our purchase accounting method related to our acquisition of ASI, our method of determining cost of sales and our method of calculating earnings per share.

During the three months ended March 31, 2011, we continued our efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. Our remediation plan includes the following actions:
●	We instituted formal procedures and processes for booking invoices.

●
We created a system of checks and balances within our accounting and finance departments whereby persons holding different roles within such departments routinely check information prepared by others within such departments to confirm accuracy and completeness.

●	We continue to improve our daily communications with our overseas offices in order to ensure that we receive relevant financial and other information from such offices on a timely basis.

●	We hired a Senior Vice President of Finance with relevant financial and accounting skills with public company experience.

Although our remediation efforts are continuing, the above material weakness will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information
 None
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

AURASOUND, INC.

Dated: May 5, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt, President and Chief
Executive Officer

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Principal Accounting and
Chief Financial Officer