Form 10-Q/A
period 2010-12-31
AuraSound, Inc.
filed 2011-05-09
CIK 810208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

Commission File Number: 000-51543

AuraSound, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5573204
(State or other jurisdiction of incorporation or organization)	(I..R.S. Employer Identification No.)

2850 Red Hill Avenue, Suite 100, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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

As of May 5, 2011, there were 16,644,039 shares of Common Stock, $0.01 Par value per share, issued and outstanding.

Explanatory Note

We are filing this Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2011, as amended on April 29, 2011 (the “Amended Form 10-Q”), in order to (a) revise our unaudited consolidated financial statements as of and for the six months ended December 31, 2010 to correct errors in our income tax calculation and in our calculation of earnings per share, and (b) revise and restate Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the foregoing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Amended Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

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

AuraSound, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Financial statements are provided as follows:

Page
Number
AuraSound, Inc. and Subsidiary Consolidated Financial Statements (Restated, Unaudited)

Consolidated Balance Sheets - (Restated, Unaudited) as of December 31, 2010 and June 30, 2010	2

Consolidated Statements of Operations - (Restated, Unaudited) For the three months and six months ended December 31, 2010 and 2009	3

Consolidated Statements of Cash Flows - (Restated, Unaudited) For the three months ended December 31, 2010 and 2009	4

Notes to Consolidated Financial Statements - (Restated, Unaudited)	5-13

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

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For the three months-ended		For the six months-ended
	December 31, 2010 (Restated)	December 31, 2009	December 31, 2010 (Restated)	December 31, 2009
Net sales	$27,179,168	$1,784,316	$38,150,370	$3,063,216
Cost of sales	24,662,351	1,738,338	34,433,372	2,949,691
Gross profit	2,516,817	45,978	3,716,998	113,525

Research and development expense	282,475	106,540	370,971	232,368
Selling, general & administrative expenses	1,014,947	414,747	1,954,845	844,530
Amortization Expense	204,500	—	340,835	—
Total operating expenses	1,501,922	521,287	2,666,651	1,076,898

Income (loss) from operations	1,014,895	(475,309)	1,050,347	(963,373)

Interest expense, net	—	44,093	—	88,189

Income (loss) before income tax	1,014,895	(519,402)	1,050,347	(1,051,562)

Income tax expense	—	—	—	—

Net income (loss)	$1,014,895	$(519,402)	$1,050,347	$(1,051,562)

Income (loss) per common share
Basic	0.09	(0.11)	0.09	(0.22)
Diluted	0.05	(0.11)	0.05	(0.22)

Weighted average shares
Basic	11,504,835	4,678,662	11,133,847	4,678,662
Diluted	20,975,689	4,678,662	20,209,062	4,678,662

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	December 31, 2010 (Restated)	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,050,347	$(1,051,562)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reserves on accounts receivable	125,000	—
Reserves on inventory	(64,141)	—
Depreciation	14,037	8,303
Amortization	340,835	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,053,979)	(1,723,092)
Inventory	(10,101,208)	(99,010)
Other assets	(194,049)	—
Accounts payable	20,449,378	2,576,177
Accrued expenses	86,492	239,213
Due affiliate	(25,000)	58,215
Other	—	2,291

NET CASH PROVIDED BY OPERATING ACTIVITIES	627,712	10,535

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(111,501)	(30,690)
Cash acquired in acquisition of net assets and liabilities of ASI	154,971	—
Net cash (used) in investing activities	43,470	(30,690)

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES

Repayment of related party debt.	—	(265)
Net cash provided by / (used) in financing activities	—	(265)

NET INCREASE (DECREASE) IN CASH AND CASH	671,182	(20,420)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	129,939	321,455

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$801,121	$301,035

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—
Conversion of accounts payable and accrued expenses to equity	$2,232,861	$—
Conversion of notes payable to equity and liabilities of ASI	$1,724,724	$—
Conversion of related party notes payable to equity	$1,253,558	$—
Issuance of Common Stock and warrants for purchase of net assets and liabilities of ASI	$6,366,775	$—

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

PROFORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of ASI, presented in the aggregate, had been completed on July 1, 2010 and July 1, 2009..

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

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8                     NOTES PAYABLE

EXTINGUISHMENT OF DEBT
On July 10, 2010, the Company entered into and consummated a securities purchase agreement with GGEC America, and its parent, GGEC, the primary manufacturer of our speaker drivers and products. Pursuant to the SPA, the Company issued to GGEC America: (i) 6,000,000 shares of unregistered Common Stock, which, following the consummation of the SPA, constitutes approximately 55% of the Company’s issued and outstanding shares of Common Stock, (ii) a three (3) year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a three (3) year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of US $3,000,000 (the “GGEC Transaction”). Simultaneously, the Company entered into a debt extinguishment agreement, whereby GGEC America agreed to cancel $3,000,000 of notes payable and other liabilities for an aggregate purchase price of $3,000,000.. See the Current Report on form 8-K which we filed on July 10, 2010 for more details regarding these transactions.

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

AURASOUND, INC.. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WARRANTS

The following table summarizes the activity for all stock warrants outstanding at December 31, 2010:

		Exercise	Average Remaining Contractual	Average Intrinsic
	Warrants	Price(s)	Life	Value
Expired	3,001,945	$0.07 to 1.00	2.0 years	$-
Balance, June 30, 2010	14,140,989	$.50 to 1.00	4.1 years	$1,656,677
Granted	-		-	-
Exercised	-

Balance, December 31, 2010	17,142,934	$0.50- $1.00	3.7 years	$4,068,657
Exercisable, December 31, 2010	14,142,934	$0..50- $1.00	3.5 years	$4,257,160

NOTE 10                   INCOME TAXES

The components of income tax expense for the six month periods ended December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
US Federal	$357,118	$(357,531)
US State	63,021	(63,094)
Change in valuation allowance	(420,139)	420,625
Total Provision for Income Tax	$—	$—

The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to loss  before income taxes as follows for the periods ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Tax expense (benefit) at statutory rate – federal	34%	(34%)
State tax expense (benefit) net of federal tax	6%	(6%)
Changes in valuation allowance	(40%)	40%
Tax expense at actual rate	0%	0%

The following table summarizes the significant components of the Company’s deferred tax asset at December 31, 2010, and 2009:

	December 31, 2010	December 31, 2009
Accumulated net operating loss (NOL)	$11,594,872	$12,015,011
Valuation allowance	(11,594,872)	(12,015,011)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

AURASOUND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has significant income tax net operating losses (“NOLs”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of our being able to realize the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at December 31, 2010. A provision for income taxes has not been provided in these financial statements due to the net loss. At December 31, 2010, the Company had net operating loss carry-forwards of approximately $27,421,617 for federal tax purposes, which expire through June 30, 2030. NOLs relating to the period before June 7, 2007 will be subject to a restriction as to the amount which may be used in any one year under section 382 of the Internal Revenue Code.

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

This Form 10-Q also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the six-months ended December 31, 2010.  Corrections of errors in the diluted earnings per share calculations were revised to reflect the proper value weighted average number of shares outstanding.

The below tables highlight the changes with additional footnotes to give clarity to the changes.

	For the Three Months Ended December 31, 2010
	As Reported	As Restated	Net Change
Revenue	$27,179,168	$27,179,168	$—
Cost of sales	$24,662,351	$24,662,351	$—
Gross profit	$2,516,817	$2,516,817	$—
Research and development expense	$282,475	$282,475	$—
Selling, general & administrative expenses	$1,014,947	$1,014,947	$—
Amortization of intangibles	$204,500	$204,500	$—
Total operating expenses	$1,501,922	$1,501,922	$—
Income from Operations	$1,014,895	$1,014,895	$—
Net income	$1,014,895	$1,014,895	$—
Income (loss) per share
Basic	$0.09	$0.09	$—
Diluted	$0.04	$0.05	$0.01	1
Weighted average shares
Basic	11,504,835	11,504,835	—
Diluted	25,645,824	20,975,689	(4,670,135	)1

Footnote:
1 Weighted average share calculation revised to reflect actual transaction dates and stock price

	For Six Months Ended December 31, 2010
	As Reported	As Restated	Net Change
Revenue	$38,150,370	$38,150,370	$—
Cost of sales	$34,433,372	$34,433,372	$—
Gross profit	$3,716,998	$3,716,998	$—
Research and development expense	$370,971	$370,971	$—
Selling, general & administrative expenses	$1,954,845	$1,954,845	$—
Amortization of intangibles	$340,835	$340,835	$—
Total operating expenses	$2,666,651	$2,666,651	$—
Income from Operations	$1,050,347	$1,050,347	$—
Net income	$1,050,347	$1,050,347	$—
Income (loss) per share
Basic	$0.09	$0.09	$—
Diluted	$0.04	$0.05	$0.01	1
Weighted average shares
Basic	11,133,847	11,133,847	—
Diluted	24,163,913	20,209,062	(3,954,851	)1

Footnote:
1 Weighted average share calculation revised to reflect actual transaction dates and stock price

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

AURASOUND, INC.

Dated: May 9, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt, President and Chief
Executive Officer

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Principal Accounting and
Chief Finance Officer