Form 10-Q/A
period 2010-09-30
AuraSound, Inc.
filed 2011-08-11
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 000-51543

AuraSound, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5573204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 Red Hill Avenue,Suite 100, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

(949) 829-4000
(Registrant’s telephone number, including area code)

(Former name, address, and fiscal year  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share: 11,504,835

1

Explanatory Note

We are filing this Amendment No. 3 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2011, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on March 7, 2011 and Amendment No. 2 on Form 10-Q/A filed with the SEC on April 29, 2011 (collectively, the “Amended Form 10-Q”), in order to (i) revise and restate Part I, Item 4, “Controls and Procedures” in response to comments received from the SEC staff and (ii) refile Exhibit 10.1 under Part II, Item 6, “Exhibits,” in response to comments received from the SEC staff.

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

2

PART I—FINANCIAL INFORMATION

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

Our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2010. In light of the material weakness, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. We evaluated our internal control over financial reporting as of September 30, 2010. We concluded that as of September 30, 2010, our internal control over financial reporting was not effective due to the existence of the following material weakness:

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

Remediation of Material Weakness

We have commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of September 30, 2010. Our remediation plan includes the following actions:

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

3

Part II—Other Information

Item 6. Exhibits

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: August 11, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Chief Financial Officer (Principal Accounting and
Financial Officer)