Form 10-Q/A
period 2011-03-31
AuraSound, Inc.
filed 2011-08-11
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2011 (the “Original Form 10-Q”), in order to amend the Consolidated Statements of Cash Flows and Note 8 to the Company’s unaudited, consolidated financial statements in response to comments received by the Company from the SEC.

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

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	For the nine months-ended
	March 31, 2011	March 31, 2010
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
Net income (loss)	$1,613,308	$(1,532,215)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reserves on accounts receivable	(70,000)	—
Reserves on inventory	(180,000)	—
Depreciation	24,285	13,492
Amortization	545,336	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,057,543)	(1,514,277)
Inventory	(8,699,714)	2,624
Other assets	(286,587)	—
Accounts payable	7,022,683	3,567,824
Accrued expenses	250,141	285,665
Due affiliate	(25,000)	54,373
Other	—	2,291
Net cash provided by/ (used in) operating activities	(863,091)	879,777

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(124,176)	(30,691)
Cash acquired in acquisition of net assets and liabilities of ASI	154,971	—
Net cash provided by/(used in) investing activities	30,795	(30,691)

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES
Repayments of related party debt	—	(265)
Beginning Balance – Line of Credit (LOC)	—	—
Due to Bank Sinopac – LOC Borrowing	6,680,201	—
Due to Bank Sinopac – LOC Payments	(5,479,447)	—
Net cash provided by/(used in) financing activities	1,200,754	(265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	368,458	848,821

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	129,939	321,455

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$498,397	$1,170,276

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—

Conversion of accounts payable and accrued expenses to equity	$2,232,861	$—
Conversion of notes payable to equity	$1,724,724	$—
Conversion of related party notes payable to equity	$1,253,558	$—
Issuance of Common Stock and
Warrants for purchase of net assets and liabilities of ASI	$6,366,775	$—

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

BANK DEBT

On February 24, 2011, we opened a revolving credit line with Bank SinoPac with up to $5,000,000 in borrowing availability..  The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at March 31, 2011) plus 1.75%.  The credit line matures January 31, 2012.

The credit line is secured by certain assets of the Company.  The credit line contains financial covenants that require us to comply with minimum quarterly liquidity and profitability thresholds, non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions. As of March 31, 2011, we were in compliance with all covenants of the Bank SinoPac asset based loan agreement.

The specific financial covenants included:

(1)	Borrower shall maintain a current ratio of 0.76x. (to be tested quarterly)

Actual:	Current ratio = Current Assets/current liabilities 23,896/27,729 = 0.86

(2)	Borrower shall maintain minimum effective current ratio of 1.0x by 6/30/2011. Effective current ratio is defined as current asset over current liability less subordinated debt. (to be tested quarterly)

N/A	for quarter ended 3/31/11

(3)	Borrower shall maintain minimum net worth of $326,294. (to be tested quarterly)

Actual:	Net worth $6,366,934

(4)	Borrower shall maintain positive effective tangible net worth by 12/31/2011

N/A for quarter ended 3/31/11

(5)	Borrower shall maintain accumulated quarterly pre-tax profit (to be tested quarterly)

Actual:	profit $562,961 for the quarter
$1,613,308	for the 9 months

We chose Sinopac bank after extensive discussions with a number of financing institutions to gain a credit facility. Timing was of the essence in gaining a financing package due to our capitalization and the seasonal nature of our working capital financing needs. SinoPac was chosen due to its history of supporting us and our predecessor companies and its willingness to enter into a credit facility with us at a reasonable price. Sinopac’s connections in and knowledge of the Asian market also helped, as all of our manufacturing is done in China. No other U.S.-based institution made a competitive proposal. We continue to seek alternative financing due to the size of the SinoPac facility and its expiration within the next 12 months.

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

Part II—Other Information

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