Form 10-Q/A
period 2011-03-31
AuraSound, Inc.
filed 2011-09-06
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51543

AuraSound, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5573204
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2850 Red Hill Avenue, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

We are filing this Amendment No. 2 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2011, as amended August 11, 2011 (the “Form 10-Q”), in order to include the certification required under Item 307 of Regulation S-K stating our conclusion with respect to the effectiveness of our disclosure controls and procedures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2 and 32 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-Q/A, we are not amending any other part of the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

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

During the three months ended March 31, 2011, we continued our efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. Our remediation plan includes the following actions:

•	We instituted formal procedures and processes for booking invoices.
•	We created a system of checks and balances within our accounting and finance departments whereby persons holding different roles within such departments routinely check information prepared by others within such departments to confirm accuracy and completeness.

3

•	We continue to improve our daily communications with our overseas offices in order to ensure that we receive relevant financial and other information from such offices on a timely basis.

•	We hired a Senior Vice President of Finance with relevant financial and accounting skills with public company experience.

Although our remediation efforts are continuing, the above material weakness will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: September 6, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President and Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Chief Financial Officer (Principal Accounting and
Financial Officer)

6