Form 10-Q/A
period 2010-09-30
AuraSound, Inc.
filed 2011-10-11
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 4)

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

Explanatory Note

We are filing this Amendment No. 4 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2011, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on March 7, 2011, Amendment No. 2 on Form 10-Q/A filed with the SEC on April 29, 2011 and Amendment No. 3 on Form 10-Q/A filed with the SEC on August 11, 2011 (collectively, the “Amended Form 10-Q”), in order to refile Exhibit 10.1 under Part II, Item 6, “Exhibits,” in response to comments received from the SEC staff.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: October 11, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
Chief Financial Officer (Principal Accounting and
Financial Officer)

4