Form 10-K
period 2011-06-30
AuraSound, Inc.
filed 2011-10-13
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Common Stock, $0.01 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes   ☒   No

As of December 31, 2010, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $6,210,507.

As of September 29, 2011, the issuer had 16,629,654 shares of its common stock, $0.01 par value issued and outstanding.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Removed and Reserved	14

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A.	Controls and Procedures	2
Item 9B.	Other Information	26

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	27
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14.	Principal Accounting Fees and Services	36

Part IV
Item 15.	Exhibits and Financial Statement Schedules	37

Signatures		60

Index to Consolidated Financial Statements	39

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” ”projects,” “should,” “will,” “would” or similar expressions.

In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. In evaluating these forward-looking statements, you should consider various factors; including those described in this report under the heading “Risk Factors” beginning on page 9. These and other factors may cause our actual results to differ materially from any forward-looking statements. The forward-looking events discussed in this report and other statements made from time to time by us or our representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.

The following is a list of important risks, uncertainties and contingencies that could cause our actual results, performance or achievements to be materially different from the forward-looking statements included in this report:

•	our ability to finance our operations on acceptable terms, either by raising capital through debt financing or sales of our securities, including the sale of convertible or other indebtedness, or through strategic financing partnerships;

•	our ability to retain members of our management team and our employees;

•	the success of our research and development activities, the development of viable commercial products, and the speed with which product launches and sales contracts may be achieved;

•	our ability to develop and expand our manufacturing, sales, marketing and distribution capabilities;

•	our ability to upgrade our technologies and products and to adapt to evolving markets;

•	our ability to offer pricing for products which is acceptable to customers; and

•	competition that exists presently or may arise in the future.

The foregoing does not represent an exhaustive list of risks we face. Moreover, new risks may emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

PART I

ITEM 1.	BUSINESS.

Overview

We specialize in the design, manufacture and sale of high-fidelity loudspeakers and complete audio solutions. Our headquarters is in Santa Ana, California, our manufacturing is sourced from mainland China, and we have sales and support offices in Hong Kong, Taiwan and mainland China. We have almost 25 years of experience delivering industry leading audio solutions to the professional and consumer markets. With our acquisition of ASI in July 2010 we moved from being an audio component supplier to a provider of complete audio solutions which has helped fuel our growth over the past year. We believe we have been widely recognized worldwide via exceptional product reviews, and we differentiate ourselves by offering superior products based on patented technologies. We believe we have an impressive portfolio of customer and technology partners, including many of the leading worldwide brands. We believe our leadership team and internal management processes are among the best in our industry. Our mantra is to deliver the “Ultimate Vision in Sound”.

AuraSound Business Model

Our fundamental business model is to start with close engagement with our customers to understand their needs, and then leverage our leading proprietary technology and operational efficiency to deliver winning audio solutions.

Executive Leadership

For a company of our size, we are proud to have recruited an executive team with exceptional experience. Our current executive officers have leadership experience from leading global companies including eMachines, Flextronics, Gateway, General Electric, Hitachi, HP, IBM, Kyocera Tycom, and MyLife. We believe our leadership team, together with our technology expertise, is key to our future success.

Technology

We believe that a key differentiator between us and other companies in our industry is our world class engineering team which develops exceptional designs and proprietary technology. We have a strong portfolio of approved patents and patent applications and our company mantra is to protect all our current and future innovations. Currently we have 27 domestic and international patents and 8 provisional patents pending.

Products

We are focused on three primary market segments: consumer audio, embedded TV speakers, and specialty audio. Our key products and market differentiators are as follows:

Consumer Audio

This segment is comprised of our TV soundbars and our Sound Station universal media player. Soundbars are integrated home theater systems, incorporating the functions of an audio/video receiver, amplifier, and speaker system into a compact, high-performance soundbar designed to sit below a TV screen. We have a complete family of soundbars ranging from our top-of-the-line 42” 5.1 channel digital surround sound systems to entry-level 32” 2.0 channel analog systems. We believe these products offer outstanding acoustic performance in elegant designs and are sold worldwide under the AuraSound, Vizio and Arvani brands. Our manufactured soundbars have received positive reviews and won awards worldwide, including winning the top three rankings by U.S. Consumer Reports in February 2011, beating out many higher priced offerings from other major brands. Currently, sales of soundbars constitute over half of our sales revenue. We launched our Sound Station universal media player in early 2011 and today is marketed primarily in Europe and the U.S. The Sound Station uniquely melds a portable audiophile-grade sound system with a seven inch color touch screen, an iPod/iPhone docking station, internet radio, and a video player.

Embedded TV Speakers

This segment features proprietary embedded speakers for LCD TVs. We offer a wide range of custom audio solutions from our industry leading engineering design team. Our OEM customers feature some of the world’s top TV brands. The continuing trend to thinner and thinner TVs is in our favor based on our technology leadership. We have developed breakthrough High Definition Phantom Audio (HDPA) and Environmental Cautious Audio (ECA) technologies. Embedded TV speakers are our fastest growing product segment and we are looking to expand to the LCD monitor market.

Specialty Audio

This segment includes proprietary Pro Audio, Bass Shaker, and Whisper drivers and transducers. Our professional drivers have appeared on stage and on tour with many of today's popular artists, and our product family is widely recognized for superior acoustic performance. The current products range from sub 1-inch drivers to 18-inch professional woofers, and we manufacture both standard and custom-designed drivers based on specific customer requirements. Our extensive research and development in magnetics and materials sciences enabled us to create Neo-Radial Technology® (NRT) drivers, which offer unsurpassed efficiency and performance, delivering deeper bass, enhancing overall performance and maximizing motor efficiencies. Our innovative Whisper driver is an example of how NRT technology is utilized to enable a new class of small, powerful drivers that raise the benchmarks of what petite speakers can deliver. Our component loudspeaker transducers are considered by many audio enthusiasts and specialty loudspeaker manufacturers to be the finest in the world.

Research and Development

We employ a skilled research and development team responsible for identifying and creating new products and applications along with improving and enhancing existing products.  Our research engineers and facilities are located in Santa Ana, California and multiple locations in China in order to be closer to our customer base.

Manufacturing

We utilize three primary manufacturing facilities in mainland China to support our rapidly growing business.

In 2007 we partnered with Guoguang Electronic Co., Ltd. (“GGEC”), located in Guangzhou, China. In July, 2010, GGEC became a significant shareholder of our company, providing us with a strategic advantage versus other audio companies. GGEC is believed to be one of the elite companies in China exclusively focused on audio products. For us, GGEC’s primary focus is building TV soundbars.

As part of our acquisition of ASI in July 2010, we added a manufacturing partner in DMEGC located in Dongyang, China. We believe they have a strong track record of delivering premium drivers and transducers, and for AuraSound they are focused on providing speakers for our TV soundbars and embedded TV speakers.

Recently we began partnering with Proview to open a 3rd manufacturing facility in Wuhan, China. We believe we have created a unique business model in China versus the typical contract manufacturing model with this relationship. To ensure the delivery of the highest performance and quality products, we will directly manage all aspects of the factory. This includes hiring all key staff, procurement, establishing and managing all manufacturing processes. This facility will manufacture soundbars and drivers and will begin shipments in the 2nd half of calendar year 2011.

Market Overview

Our two primary business segments, consumer audio and embedded TV speakers, are tied to the growing LCD TV market. As LCD TV’s become thinner and thinner, acoustic performance becomes a major challenge based on the reduced physical space for audio components, benefiting us in two ways. First, consumers are moving to the fast growing market of TV soundbars to deliver the total entertainment experience they desire. Our products fill this void. Second, our proprietary technology and experience in embedded TV speakers significantly enhance the acoustics in ultra-thin LCD TV’s. We expect the continued trend to thinner TV’s shall provide a large market opportunity for us. While the professional audio market is smaller, and of lower growth, we believe that the integration of high-level audio capabilities provides us with an additional product differentiator, and that the expanding market for consumer electronic devices will ultimately drive rapid growth in high quality ultra-compact speaker sales.

Competition

In the consumer audio market, we compete with recognized companies such as Boston Acoustics, LG, Polk Audio, Samsung and Sony. We are fortunate that despite the greater resources of these companies we have enabled our key U.S. retail partner to be a market share leader based on the products we provide.

In the embedded TV speaker market, to our knowledge, we are the only U.S. company competing in high volume, and we believe our technology provides us with a very clear advantage in this space. Our competitors are primarily companies located in China that we believe have relatively little proprietary technology and without manufacturing and logistics processes to match ours.

In the specialty audio market, we provide component speakers to ultra-high-end manufacturers and sell our own line of home and mobile audio products. Several well established companies participate in the mid-to high-end of the traditional home and pro audio markets. Among these companies are Bose Corporation, Boston Acoustics, Inc., Harman International Industries, Inc., Polk Audio, Inc., Alpine Electronics, Inc., Bang & Olufsen Holding A/S and Clarion Co. Ltd.

 Sales and Marketing

We market and sell certain of our OEM products through a network of our sales representatives located in Taiwan, China and the U.S. We supplement this network with a major OEM partner selling in the U.S. and with worldwide distribution and on line retail partners. Our strategy is to continue to expand its sales coverage worldwide.

Customers

We have three primary customer sets: OEM audio solution retail brands, OEM/ODM manufacturers, and retail distribution partners. Our strategy is to develop a balanced portfolio between these channels while also improving our sales balance by worldwide geographies. We are proud that our products are being used by such major worldwide customers such as VIZIO, Toshiba, Sharp, Compal, Quanta and others. Our retail distribution business is relatively new but we have entered the U.S., Europe and Asia markets both through retail stores and online. Our goal is to rapidly expand our sales coverage by expanding our customer base to include additional OEM/ODM manufacturers and distribution partners in existing product categories worldwide.

Our customer base changed dramatically in 2011. During the fiscal year ended June 30, 2011, approximately 26% of our sales were made to customers outside the United States as compared to the fiscal year ended June 30, 2010, where approximately 94% of our sales were made to customers outside the United States. The difference relates to the acquisition of our largest customer in connection with the ASI Transaction.

A significant portion of our revenue has historically been attributed to a small number of customers and we expect that this may continue. None of our customers have continuing obligations to purchase our products.

Intellectual Property and Proprietary Rights

We protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

We currently have 11 patents and 4 patents pending in the US, 12 patents and 2 patents pending in China, 2 patents and 1 patent pending in Taiwan, 2 active patents in Hong Kong and 1 patent pending in Japan. The granting of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued will afford adequate protection against competitors with similar technology, nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others.

We own nine trademarks and have applied for two additional trademarks.   We believe that these trademarks significantly strengthen consumer awareness of the AuraSound brand.

Government Regulation

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and the Consumer Products Safety Commission. Internationally, our products may be required to comply with regulations or standards established by authorities in the countries into which we sell our products, as well as various multinational or extra national bodies. The European Union (“EU”), has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment directive applicable to persons who import electrical or electronic equipment into the EU. Although neither of these directives currently applies to our products, both are expected to become effective at some point and at that time such directives will apply to our products. We are currently implementing measures to comply with each of these directives as individual EU nations adopt their implementation guidelines. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our existing and future product offerings will remain compliant with evolving standards and regulations.

 The July 2010 Acquisition

Asset Purchase Agreement and Ancillary Agreements

On July 10, 2010, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited (“ASI Holdings”), and its wholly-owned subsidiary, ASI Audio Technologies, LLC (“ASI Arizona” and together with ASI Holdings, “ASI”), pursuant to which we agreed to acquire substantially all of the business assets and certain liabilities of ASI Holdings and ASI Arizona (the “ASI Transaction”), in consideration of the issuance to the shareholders of ASI Holdings of an aggregate of 5,988,005 unregistered shares (the “ASI Transaction Shares”) of our common stock, and 5 year warrants to purchase an aggregate of 3,000,000 shares of our common stock (“Warrant Shares”) at an exercise price of $1.00 per share (collectively, the “ASI Warrants”).  The total aggregate purchase price value was $6,366,775. Pursuant to the Asset Purchase Agreement, we agreed to assume approximately $13,462,225 in liabilities of ASI Holdings and ASI Arizona, primarily consisting of trade payables.

ASI was a global provider of audio products, in particular, soundbars for applications in home entertainment.

Securities Purchase Agreement

On July 10, 2010, we entered into and consummated a Securities Purchase Agreement (the “SPA”) with GGEC America, Inc. (“GGEC America”), and its parent, GGEC, the primary manufacturer of our speaker drivers and products.  Pursuant to the SPA, we sold and issued to GGEC America (i) 6,000,000 unregistered shares of our common stock, which, following the consummation of the SPA, constituted approximately 55% of our issued and outstanding shares of Common Stock, (ii) a 5 year warrant to purchase 6,000,000 shares of our common stock at an exercise price of $1.00 per share, and (iii) a 3 year warrant to purchase 2,317,265 shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of US $3,000,000 (the “GGEC Transaction”).   GGEC America paid the purchase price for the shares and warrants by cancelling $3,000,000 of indebtedness owed by us to GGEC America and GGEC. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $2,900,981 as determined by a third party valuation.  As a result of this transaction the company recorded gain on debt extinguishment of $99,019.

In addition, pursuant to the SPA, we issued 3 year common stock purchase warrants to a total of 5 officers, employees and consultants of our company and GGEC America to purchase a total of 380,000 shares of our common stock at an exercise price of $0.75 per share.

Unrelated to this transaction described in this paragraph, the number of shares for the warrant in (iii) was amended September 15, 2011 to 1,817,265.

Debt Conversion Agreement

On July 10, 2010, we entered into and consummated an Agreement to Convert Debt (the “Debt Conversion Agreement”) with Inseat Solutions, LLC (“Inseat”), a company controlled by Arthur Liu, our former Chief Executive Officer and Chairman of the Board.  Pursuant to the Debt Conversion Agreement, we issued 326,173 unregistered shares of our common stock and a 3 year warrant to purchase 2,243,724 shares of our common stock at an exercise price of $0.50 per share (the “Inseat Warrant”), in consideration of the cancellation of $1,904,309 of indebtedness owed by us to Inseat. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $456,402 as determined by a third party valuation.  As a result of this transaction the company recognized a gain on debt extinguishment of $1,447,907 which was treated as contributed capital.

Please see the discussion titled “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below before you purchase any of our common stock.  These risks and uncertainties are not the only ones we face.  Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business operations.  If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected.  In this event you could lose all or part of your investment.

Until this fiscal year we have never been profitable and we may not maintain profitability in the future. We had a net loss of $2,238,947 for the fiscal year ended June 30, 2010 and a net profit of $953,885 for the fiscal year ended June 30, 2011.  If we do not remain profitable, the value of your investment could be adversely affected or you could lose your investment.

There is substantial doubt that the Company will continue and our independent auditors have issued a going concern statement. Our independent auditors noted in their reports concerning our financial statements as of June 30, 2010 and June 30, 2011 that we have incurred substantial losses up to June 30, 2010 and had negative cash flow in operating activities for the prior two fiscal years, which, along with our accumulated deficit of $36,884,905, raises substantial doubt about our ability to continue as a going concern.

We may be unable to generate sufficient cash flow to meet our obligations or achieve operating profits in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to obtain additional financing, and ultimately to generate consistent positive net income. If we do not remain profitable, generate cash through operations or secure outside financing, the value of your investment could be adversely affected or you could lose your investment.

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

Our operating results tend to vary from quarter to quarter because our sales are seasonal.  Revenue in each quarter is substantially dependent on orders received within that quarter.  Conversely, our expenditures are based on investment plans and estimates of future revenues.  We may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter.  As a result, operating results for such quarters would be adversely impaired.  Results of operations for any one quarter are not necessarily indicative of results for any future period.  Other factors which may cause quarterly results to fluctuate or to be adversely impacted include:

•	increased competition in niche and consumer markets;
•	new product announcements by our competitors;
•	product releases and pricing changes by us or our competitors;
•	market acceptance or delays in the introduction of new products;
•	production constraints;
•	the timing of significant orders;
•	customers’ budgets; and
•	foreign currency exchange rates.

Because our quarterly operating results are unpredictable, they will not provide you with a reliable indicator of our future operating results.

We will need to raise additional working capital in order to implement our long-term business plan.  We may be unable to raise additional working capital on terms reasonably acceptable to us, or at all.  If working capital is not available to us when we need it, we may be required to curtail or alter our long term business strategy or delay capital expenditures.

Our ability to implement our long-term strategy, which is to expand our operations in order to meet expected demand for audio products, largely depends on our access to working capital.  To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our audio product lines and the promotion of our products with manufacturers of computers, televisions, home entertainment systems and associated products.  We may also wish to make expenditures to acquire other businesses which provide similar products or products which can be marketed to our existing customer base. To date, we have financed our operations primarily through sales of equity securities and loans. If we expand our business at a faster pace than currently contemplated, or if we identify an acquisition target, we may need to raise additional working capital through the sale of our equity securities or debt instruments.  However, additional working capital may not be available on terms reasonably acceptable to us, or at all.  Our failure to obtain sufficient additional working capital could curtail or alter our long-term growth strategy or delay needed capital expenditures.

If we fail to manage our inventory effectively, our results of operations could be adversely affected.

Our customers have many brands to choose from when they decide to order products. If we cannot deliver products quickly and reliably, customers may order such products from a competitor.  We must stock enough inventory to fill orders promptly, which increases our financing requirements and the risk of inventory obsolescence.  Competition may force us to shorten our product life cycles and more rapidly introduce new and enhanced products.  This, too, could leave us with obsolete designs and inventory.  If we do not manage our inventory successfully, it could have a material adverse effect on our results of operations.

If the U.S. were to revoke NTR status for China, our results of operations could be adversely affected.

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, China’s WTO membership or NTR status may change. If China were to lose its NTR status, the increase in tariffs could adversely affect our results of operations.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at some point in the life of the product.  Defects in our products may result in a loss of sales, delay in market acceptance, injury or other loss to customers, and may injure our reputation and increase our warranty or service costs.

Our products could subject us to liability.  Liability claims could have a material adverse effect on our results of operations.

Some of our products, such as amplifiers, speakers and our “Bass Shaker” devices are electrically powered and carry a risk of electrical shock or fire. If our products caused electrical shock or fire, the damaged party could bring claims for property damage, physical injury or death. While we carry insurance for these types of contingencies, these types of legal actions, if threatened or brought, may be very costly to defend, may distract management’s attention from operating our business and may result in large damage awards which may exceed our coverage limits and could have a material adverse effect on our results of operations.

During the 2011 fiscal year, our sales mix shifted from over 80% of our net sales to customers located outside the United States in 2010 to approximately 74% of our net sales made to a customer located inside the United States.  As we compete in a worldwide market, international sales will have a material impact on our business and future growth. Any one of several factors that affect overseas sales could adversely affect our results of operations.

During the year ended June 30, 2010, about 94% of our net sales were made to customers outside the United States.  As approximately 80% of ASI’s products were sold in the United States prior to the merger, 74% of sales for the year ended June 30, 2011 were for products sold in the United States. We believe that international sales will continue to have a material impact on our revenues and profitability.  Our revenues from international sales may fluctuate due to various factors, including:

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

In the sale of our audio products, we depend on key customers, a small number of which account for a significant portion of our revenue.  The loss of one or more of these customers could have a material adverse impact on our results of operations, liquidity and financial condition.

In the past, a significant portion of our revenue for audio products was attributed to a small number of customers and this may continue. We had one major customer during the fiscal year ended June 30, 2011 which accounted for 77% of our sales. We had three different major customers during the fiscal year ended June 30, 2010 which accounted for 85% of our sales.  By relying on a small number of customers, we are vulnerable to our customers’ business trends. Furthermore, none of our audio customers have continuing obligations to purchase products from us. If our relationships with our largest customers or their business trends deteriorated for any reason, we could lose a substantial portion of our net sales revenues, which would have a material adverse impact on our results of operations, liquidity and financial condition.

If we are unable to protect our intellectual property rights, our business could be harmed.

We try to protect our intellectual property rights in a number of different ways. We rely in part on patent, trade secret, unfair competition and trademark laws to protect our rights to certain aspects of our products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks, all of which we believe are important to the success of our products and our competitive position. Our pending patent or trademark applications may not result in the issuance of a registered patent or trademark, and any patent or trademark that may be granted may not be effective in thwarting competition or be held valid if subsequently challenged. In addition, the actions taken by us to protect our proprietary rights may not be adequate to prevent imitation of our products, prevent our proprietary information from becoming known to competitors, meaningfully protect our rights to unpatented proprietary information or prevent others from independently developing substantially equivalent products that infringe on our intellectual property rights. We may be required to devote substantial resources to enforce our patents and protect our intellectual property rights, which could divert our resources and result in increased expenses. In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular patent or other intellectual property rights, could require us to obtain from or grant licenses to third parties, could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which could harm our business.

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

The loss of the services of our key employees, particularly the services rendered by Harald Weisshaupt, our Chief Executive Officer and Chief Financial Officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Harald Weisshaupt, our Chief Executive Officer and Chief Financial Officer, and the other members of our senior management team. With the exception of Harald Weisshaupt, who has a one-year, renewable contract, we do not have long-term employment agreements with any of the other members of our senior management team, any of whom may voluntarily terminate his employment with us at any time. With the exception of Mr. Weisshaupt, following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business. We do not carry key man insurance.

Any negative issues with our current primary supplier could have a material adverse effect on our business and operating results and would jeopardize our ability to timely meet customer requirements, transition to a new vendor or become a multi-source company.

Because we have historically utilized a primary third party manufacturer, GGEC, to manufacture our products, we have been materially dependent on that supplier to meet the quality and volume requirements of our customers. Any continuing dependency on a primary supplier will make us vulnerable to performance issues related to that manufacturer, which could lead to customer dissatisfaction and a loss of current and future business.  This could have a material adverse effect our business and operating results.

A high level of defective products could lead to customer dissatisfaction and a loss of business which would materially adversely affect our business and operating results.

Because we utilize third party manufacturers to manufacture our products, we may not become aware of issues relating to quality or performance until the products have been shipped.  This has in the past, and may in the future, result in high defect and rejection rates.  We have in the past, and we may in the future, be required to replace products, at our expense, that do not pass our customers’ inspections.  As a result of problems with our products, we could be subject to lawsuits and lose future business.  Any problems that we have with defective products could have a material adverse effect on our business and operating results.

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

If our technologies, including the product technology that we acquired in the ASI Transaction, are not accepted by the market, we may not achieve anticipated revenue or profits.

Our future financial performance as it relates to supplying audio devices will depend on market acceptance of our product technology, including the product technology we acquired in the ASI Transaction.  If our technologies and product lines do not gain sufficient positive market acceptance, we may not achieve profitability.

We are a small company and we do not represent a significant presence in the sound enhancement products market.  We are subject to intense competition.  We may be unable to compete successfully in our industry.

The market for sound enhancement products in general is intensely competitive and sensitive to new product introductions or enhancements and marketing efforts by our competitors. The market is affected by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. We face competition from a number of well-known brands including Bose, NXT, and Bang & Olufsen. Many of our competitors are substantially better capitalized than us and have a substantially stronger market presence than we have. Although we have attempted to design our home audio systems to compete favorably with other products in the market, we may not be able to establish and maintain our competitive position against current or potential competitors. Competition may have the effect of reducing the prices we can charge for our products, increasing marketing costs associated with developing and maintaining our market niche, or reducing the demand for our products. If we fail to compete successfully, either now or in the future, our profitability and financial performance will likely be materially adversely affected.

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

Certain current and former members of our management own or control a significant number of the outstanding shares of our common stock, which may be detrimental to our minority stockholders.

As of the date of this report, approximately 85% of our issued and outstanding common stock is owned by three stockholders, Sunny World Associates, Ltd, which is controlled by Harald Weisshaupt, our current Chief Executive Officer, President and Chief Financial Officer, GGEC, our primary manufacturing source, and Arthur Liu, our former Chief Executive Officer and President.  As a result of this significant ownership of our common stock, these three stockholders will be able to effectively control our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interests of our minority stockholders in that it may:

•	limit our shareholders’ ability to elect or remove directors;
•	delay or prevent a change in control;
•	impede a merger, consolidation, take over or other transaction involving our company; or
•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Our bank credit facility agreements contain covenants concerning our financial performance. Violating any one of more of these covenants could result in an event of default, acceleration of all amounts owing under the credit facility, and the need for us to seek alternative financing, which may not be available on terms which we deem reasonable.

Our bank credit facility agreements contain various covenants, including covenants concerning our financial performance. The failure to comply with any one or more of these covenants could result in an event of default, the acceleration of all amounts due, and the termination of the credit facility. A default under the credit facility, if not waived, could cause the entire amount owing under the facility to become immediately due and payable and the need for us to seek alternative financing, which may not be available on terms which we deem reasonable.

As of June 30, 2011, we were in not in compliance with the financial covenants of the Bank SinoPac asset based loan agreement. We have not received a waiver of our covenant violation as of June 30, 2011 and are in process of obtaining the waiver.

There is a limited market for our common stock, which could cause our investors to incur trading losses or prevent them from reselling their shares at or above the price they paid for them, or from selling them at all.

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “ARUZ.”  The stock trades infrequently. On June 22, 2010, our common stock traded 800 shares at a price of $1.00. Since then our common stock traded 60,600 shares, with the last trade of 59,700 shares on September 19, 2011 at a price of $1.80.  An active trading market may never be developed or maintained for our common stock.

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

We are authorized to issue 100,000,000 shares of our common stock and 3,333,333 shares of our preferred stock.  As of the date of this report, there are 16,629,654 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.  However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved for issuance upon the exercise of outstanding warrants or options.  Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

The “penny stock” rules could make selling our common stock more difficult.

Our common stock has a market price of less than $5.00 per share; therefore, transactions in our common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended.  Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must: (i) make a special written suitability determination for the purchaser; (ii) receive the purchaser’s written agreement to a transaction prior to sale; (iii) provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and (iv) obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.  As a result, broker-dealers may find it difficult to effect customer transactions, related transaction costs will rise and trading activity in our securities may be greatly reduced.  As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

Through March 2011, we shared space with InSeat located at 11839 East Smith Avenue, Santa Fe Springs, California and paid 23% of the rent commitment.  InSeat is an entity under the control of our former Chairman and Chief Executive Officer, Mr. Arthur Liu, which leases approximately 21,355 square feet of office, warehouse and technical research and development space that we shared. We did not have a written lease or rental agreement with InSeat and had no obligation in connection with our use of the premises other than the payment of rent.  For the fiscal year ended June 30, 2010, this rent expense amount totaled $53,997. For the fiscal year ended June 30, 2011 we paid $41,238 in rent for the use of that facility.

In February 2011, we moved our executive offices to 2850 Red Hill Avenue, Suite 100, Santa Ana, California. We lease 13,711 square feet from an unrelated third party at a base monthly rent of $23,994 through September 30, 2016 with an option to extend the lease for an additional 60 months. The office space consists of a one story suite in a two story building and comprises approximately 15% of a two-story office complex.

In the year ended June 30, 2010, we had a sales and support office in Taiwan under a month to month lease. Following the ASI Transaction, we assumed month to month lease obligations in Hong Kong, Shenzhen Province, China, and Arizona. Subsequently, in March 2011, we closed the Arizona office. During the 2011 fiscal year, we opened support offices in China in Wuhan, Dongyang, Shanghai, and Guangzhou.

 We believe that the base monthly rental rates on the leased facilities are comparable to current rents charged for comparable properties.  We believe that the current facilities are adequate for our expected needs.  We believe there is full compliance with applicable environmental laws, regulations and standards at each facility.

Employees

As of June 30, 2011, we employed 72 full-time employees. Of these, 20 employees were located in Santa Ana, California, 9 employees were located in Hong Kong, 25 employees were located in Shenzhen, China, 2 employees were located in Shanghai, China, 2 employees were located in Guangzhou, China, 2 employees were located in Dongyang, China, 7 employees were located in Wuhan, China and 5 employees were located in Taiwan. As of September 15, 2010, we employed 55 full-time employees and 7 consultants. Of these, 8 employees and 1 consultant were located in Taiwan, 26 employees were located in Hong Kong and 8 employees were located in Santa Fe Springs, California, 2 were located in Arizona and 11 employees and 6 consultants were located in Shenzhen, China.

We also employ various sales, engineering design and financial consultants from time-to-time on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our common stock is currently quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “ARUZ”.

The following table sets forth for the quarters indicated; the high and low bid information per share as reported by the OTCBB and adjusted for our November 17, 2009 1-for-6 reverse stock split. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter ended	Low	High
September 30, 2009	$0.24	$3.60
December 31, 2009	$0.15	$2.05
March 31, 2010	$0.95	$2.01
June 30, 2010	$1.04	$2.75
September 30, 2010	$0.15	$2.75
December 31, 2010	$0.89	$2.70
March 31, 2011	$1.01	$2.70
June 30, 2011	$1.00	$1.98

Shareholders

As of September 29, 2011, there were 164 record holders of our common stock. This does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have never paid a cash dividend with respect to our common stock, and do not intend to pay cash dividends in the foreseeable future.  The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of our business.  The Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine future dividends, if any.  There are restrictions associated with our credit facilities on our issuance of dividends.

Sales of Unregistered Securities

On July 31, 2010, we issued 5,988,005 unregistered shares of our common stock and 5 year warrants to purchase an aggregate of 3,000,000 shares of our common stock, at an exercise price of $1.00 per share, to the shareholders of ASI as consideration under the terms of the Asset Purchase Agreement with ASI Holdings and ASI Arizona.

On July 10, 2010, we entered into and consummated the SPA with GGEC America and GGEC. Pursuant to the SPA, we sold and issued to GGEC America (i) 6,000,000 unregistered shares of our common stock, (ii) a 5 year warrant to purchase 6,000,000 shares of our common stock at an exercise price of $1.00 per share, and (iii) a 3 year warrant to purchase 2,317,265 shares of our common stock at an exercise price of $0.75 per share; for an aggregate purchase price of US $3,000,000. GGEC America paid the purchase price for the shares and warrants by cancelling $3,000,000 of indebtedness owed by us to GGEC America and GGEC.  Unrelated to the transaction described in this paragraph, the number of shares for the warrant in (iii) was amended September 15, 2011 to 1,817,265 shares of common stock at an exercise price of $0.75 per share. In addition, pursuant to the SPA, we issued three year warrants to a total of five officers, employees and consultants of our company and GGEC America to purchase a total of 380,000 shares of our common stock at an exercise price of $0.75 per share.  Arthur Liu, our former Chief Executive Officer and Chairman of the Board, received 200,000 of the Service Warrants and Donald North, our Engineering Director, received 100,000 of the Service Warrants.   The warrants to be issued to GGEC and the five officers, employees and consultants of our company and GGEC America are exercisable for cash only.

We paid no commissions in connection with the transactions contemplated under the SPA.  The issuance of common stock and warrants to GGEC America were exempt from registration under the Securities Act, pursuant to Section 4(2) promulgated thereunder, as a transaction by an issuer not involving a public offering.

On July 10, 2010, we entered into and consummated the Debt Conversion Agreement with Inseat.  Pursuant to the Debt Conversion Agreement, we issued 326,173 unregistered shares of our common stock and a three year warrant to purchase 2,243,724 shares of our common stock at an exercise price of $0.50 per share, in consideration of the cancellation of $1,957,040 of indebtedness owed by us to Inseat.  The warrant is exercisable for cash only.

We paid no commissions in connection with the transactions contemplated under the Debt Conversion Agreement.  The issuance of the common stock and warrants to Inseat were exempt from registration under the Securities Act, pursuant to Section 4(2) promulgated thereunder, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

 The following table illustrates, as of June 30, 2011, information relating to all of our equity compensation plans.

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

(1) The AuraSound, Inc. 2007 Equity Incentive Plan was adopted by our board of directors on November 29, 2007 and approved by our stockholders on February 12, 2008.  Pursuant to the terms of the plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for stock. Subsequent to year end, this plan was cancelled and replaced with a new AuraSound, Inc. 2011 Equity Incentive Plan with 5,000,000 shares authorized. No equity awards have been granted under the foregoing plans.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the two years ended June 30, 2011 and 2010, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.

Overview

We specialize in the design, manufacture and sale of high-fidelity loudspeakers and complete audio solutions. Our headquarters is in Santa Ana, California, our manufacturing is sourced from mainland China, and we have sales and support offices in Hong Kong, Taiwan and mainland China. We have almost 25 years of experience delivering what the company believes is industry leading audio solutions to the professional and consumer markets. With our acquisition of ASI in July 2010, we moved from being an audio component supplier to a provider of complete audio solutions which has helped fuel our growth over the past year. We have been recognized worldwide via various product reviews, and we differentiate ourselves by offering what we believe to be superior products based on patented technologies. We have an impressive portfolio of customer and technology partners, including many of the leading worldwide brands. Our leadership team and internal management processes are among the best in our industry. Our mantra is to deliver the “Ultimate Vision in Sound”.

Sales

We market and sell certain of our OEM products through a network of our sales representatives located in Taiwan, China and the U.S. We supplement this network with a major OEM partner selling in the U.S., worldwide distribution and on-line retail partners. Our strategy is to continue to expand our sales coverage worldwide.

Our sales are made primarily on an OEM basis to manufacturers of consumer electronic products. During the fiscal year ended June 30, 2011, approximately 26% of our sales were made to customers outside the United States as compared to the fiscal year ended June 30, 2010, where approximately 94% of our sales were made to customers outside the United States. This difference is the result of the acquisition of our largest customer, which accounted for 77% of our sales in the fiscal year ended June 30, 2011, in connection with the ASI Acquisition.

We derive revenue from three primary product categories:

1.                            Consumer Audio consists primarily of our TV Soundbar products, which are primarily sold as OEM products and represented over 77% of our sales in the fiscal year ended June 30, 2011. This product category was the primary business acquired in the ASI Transaction.

2.                            Embedded TV Speakers are embedded speakers for both televisions and monitors that feature excellent acoustics, compact designs for LCDs and patented technology. This product category represented 13% of our sales in the fiscal year ended June 30, 2011. This product category was a small revenue generator before the ASI Transaction but since then has grown substantially.

3.                            Specialty Audio, is comprised of our Aura branded Drivers, Transducers and Audio Solutions for the professional and high end audio market. This product category represented just 3% of our sales in the fiscal year ended June 30, 2011. This product category remains from our business prior to the ASI transaction.

Manufacturing

We outsource a majority of our product manufacturing and some testing and development functions to GGEC. The manufacturing campus of GGEC is located in Guangzhou, China and consists of 1,200,000 square meters with more than 26 production lines. The plant is also ISO-9001, ISO 14000, TS16949 and QS-9000 certified and contains extensive research and development facilities; a full range of testing facilities including one of China’s largest anechoic chamber used for loudspeaker design; research labs for magnetics, cone materials, vibrations and speaker systems design; an engineering library; office space; and a show room. The facility also has extensive warehousing and full living accommodations for the staff.

For increased manufacturing capacity, we began to use DMEGC as a second supplier in July 2010. DMEGC is a major magnetic products company. Located in Dongyang, China, DMEGC is capable of producing 2 million AV speakers per month, 1.1 million TV speakers per month, and 350,000 auto speakers per month. DMEGC is the single largest magnet provider worldwide, commanding 70% of the global market-share, and exports 90% of its products to the U.S., Japan, and Europe.

In June 2011, we further increased our manufacturing capacity by adding another factory in Wuhan, China in partnership with Proview Technology (a subsidiary of Proview International Holdings, Ltd) (“Proview”). The facility consists of 54,000 square meters with capability for up to 32 production lines for speakers, soundbars, NRT, SMT and soldering. Initial shipments from the factory started in July 2011, with a focus on producing AuraSound’s consumer audio solutions, specifically its TV soundbars, as well as its proprietary speaker drivers. This facility is expected to ramp up to meaningful production levels by December 2011.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often resulting from the need to make estimates on matters that are inherently uncertain. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION - The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred; the fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured; delivery is considered complete when products have been shipped to the customer, title and risk of loss has transferred to the customer, and customer acceptance has been satisfied. The Company records reductions to revenue for estimated customer sales returns, rebates, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting the Company’s accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return and those that the customer has an obligation to buy back that has not expired as of the balance sheet date.

VENDOR REBATES - The Company may receive consideration from vendors in the normal course of business in form of cash or product. The Company recognizes a reduction of cost of goods sold when the rebate is received.

WARRANTY LIABILITY - Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one year, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued liabilities in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. As of June 30, 2011 and 2010, the warranty accrual amounted to $220,118 and $0 respectively.

INVENTORY RESERVES - We establish inventory reserves for estimated obsolescence, unmarketable, or slow-moving inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of June 30, 2011 and 2010, the allowance for obsolescence amounted to $0 and $193,139 respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS INCLUDING GOODWILL - We account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Any restructuring charges associated with a business combination are expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

The results of operations of acquired businesses are included in our Consolidated Financial Statements from the acquisition date.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the fourth fiscal quarter or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of our reportable business unit using a discounted cash flow methodology and then compare the fair values to its carrying value. We concluded that there was no impairment triggering events during Fiscal 2011.

RELATED-PARTY TRANSACTIONS - We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

IMPAIRMENT OF LONG-LIVED ASSETS - We evaluate our long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during Fiscal 2011 or Fiscal 2010.

INCOME TAXES - We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at June 30, 2011 and 2010.

CONTINGENCIES - From time to time, we are involved in disputes, litigation and other legal proceedings. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Currently, we have no outstanding legal proceedings or claims that require a loss contingency.

STOCK-BASED COMPENSATION - We use the Black-Scholes option-pricing model to determine the fair value of stock options and the closing market price of our common stock on the date of the grant to determine the fair value of our restricted stock and restricted stock units. Stock-based compensation expense is recorded for all stock options, restricted stock and warrants that are ultimately expected to vest as the requisite service is rendered. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock-based awards. As there has been no historical experience to establish a forfeiture rate specific to our company, we would estimate the forfeiture rate based on comparable companies forfeiture experience.

The Company authorized no stock options or other equity based compensation for any employees during the fiscal years ended June 30, 2011 and 2010.

RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2011 Compared to Fiscal Year Ending June 30, 2010

REVENUE

Revenue for the year ended June 30, 2011 increased by $68,672,158 or 915%, compared to the prior year period, rising from $7,503,192 to $76,175,350. The increase in sales for the current period was the result of three main factors: (1) the acquisition of ASI, (2) improved relationships with existing customers that resulted in a significant increase in revenue per customer, and (3) new project design wins.

GROSS PROFIT

Cost of sales for the year ended June 30, 2011 was $68,866,973 as compared to cost of sales of $7,388,488 for the year ended June 30, 2010, which resulted in a gross profit for the current year of $7,308,377, compared to a gross profit of $114,704 during the prior year. The increase in gross profits was due to several factors including the ASI acquisition, improved gross profit margins due to lower material costs, higher selling prices to customers, and lower freight and storage expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the year ended June 30, 2011 totaled $727,244, an increase of $315,465, or 77% from the $411,779 incurred for the same period in the prior year. This increase was the result of several initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to our future growth and as such we expect to continue to increase research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2011 increased by $2,465,805 or 139% to $4,231,068 as compared to $1,765,263 for the year ended June 30, 2010. The increase in expenses was due to an increase in expenses associated with our rapid growth and included approximately $560,000 in one-time costs associated with the ASI acquisition.

We expect that our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, as well as the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

AMORTIZATION EXPENSES

Amortization expenses for the year ended June 30, 2011 expenses for the year ended June 30, 2011 totaled $749,837, an increase from $0 incurred for the same period in the prior year due to the ASI acquisition.

INTEREST EXPENSE

Net interest expense totaled $50,878 for the year ended June 30, 2011 compared with net interest expense of $176,609 for the year ended June 30, 2010.   Interest charges for the 2011 fiscal year relate to the revolving credit line established with SinoPac Bank in February 2011. Interest charges for the 2010 fiscal year relate primarily to the loans from GGEC which totaled $1,253,558 as of June 30, 2010 and to notes payable to InSeat which amounted to $1,264,526 of notes payable and $232,317 of accrued interest as of June 30, 2010.  On July 10, 2010, we repaid the GGEC loan by issuing to GGEC 6,000,000 shares of our common stock and warrants to purchase a total of 8,317,265 shares of our common stock. On July 10, 2010 we repaid the InSeat loan by issuing to InSeat 326,173 shares of our common stock and warrants to purchase a total of 2,243,724 shares of our common stock.

INCOME TAXES

For the year ended June 30, 2011, we realized $622,803 in income tax expense at an effective tax rate of 39.5%. The tax expense for the year was due to the generation of operating income in 2011. The tax liability exceeded the net operating loss carry forward available to us as the loss carryforward was limited by the IRS Section 382 rules. No income tax expense or benefit has been reflected for the year ended June 30, 2010 due to the loss before income tax. We have significant income tax net operating loss carry forwards; however, due to the uncertainty of our being able to realize the deferred tax asset; a reserve equal to the amount of deferred tax benefit has been established as of June 30, 2011 and June 30, 2010.

NET INCOME/LOSS

As a result of the above, there was a net income for the year ended June 30, 2011 of $953,885 compared to a net loss of $2,238,947 during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our current liabilities exceeded our current assets by $5,019,940 compared to a deficit of $6,620,058 as of June 30, 2010.

Net cash used in operating activities during the year ended June 30, 2011 was $1,909,846 as compared to net cash used of $202,383 during the prior fiscal year. This was due primarily to an increase in inventory and accounts receivable related to the ASI acquisition and resulting high growth in sales, offset by a corresponding increase in accounts payable (mainly to GGEC).

Net cash used in investing activities for the year ended June 30, 2011 was $331,786 as compared to $36,773 of cash used during the same prior fiscal year period.  Cash used in both periods was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products. The 2011fiscal year cash use includes $154,971 in cash acquired in the ASI acquisition.

Cash provided by financing activities for the year ended June 30, 2011 totaled $3,936,287 compared to cash provided by financing activities of $47,640 in the prior year. The cash provided during current year was the net amount borrowed on the SinoPac credit line less the $100,000 restricted cash deposit used to offset letters of credit.

We had net operating loss carry-forwards of approximately $12,986,379 as of June 30, 2011, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

On June 30, 2011, we had $1,824,594 in non-restricted cash as compared to $129,939 in cash on June 30, 2010.

On October 8, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in our company. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of June 30, 2009, GGEC had advanced $1,253,558 under the terms of that agreement. On July 10, 2010 we entered into and consummated the SPA with GGEC America and GGEC, whereby GGEC America purchased 55% of the then issued and outstanding shares of our common stock.  Also on July 10, 2010, we entered into the Asset Purchase Agreement with ASI whereby we agreed to acquire substantially all the business assets and certain liabilities of ASI in exchange for shares of our common stock and warrants to purchase our common stock.  We completed the ASI Transaction on July 31, 2010.

On February 24, 2011, we opened a revolving credit line with Bank SinoPac with up to $5,000,000 in borrowing availability.  The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at June 30, 2011) plus 1.75%.  The credit line matures January 31, 2012.

The credit line is secured by certain assets of the Company.  The credit line contains financial covenants that require us to comply with minimum quarterly liquidity and profitability thresholds, non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

As of June 30, 2011, there was $4,950,000 outstanding under the revolving credit line, partially offset by a cash deposit of $913,713 for a net balance of $4,036,287. There was no additional credit available or eligible to borrow based on eligible accounts receivable balances.

On September 28, 2011, we entered into a new revolving credit line with Bank SinoPac with up to $10,000,000 in borrowing availability. This agreement replaces the agreement signed on February 24, 2011. The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at September 30, 2011) plus 1.75%.  The credit line matures September 30, 2012.

As of June 30, 2011, we were in not in compliance with the financial covenants of the Bank SinoPac asset based loan agreement. We have not received a waiver of our covenant violation as of June 30, 2011 and are still in process of obtaining the waiver.

The Company is taking many measures to improve its operations and ultimate financial position.  As seen by the Fiscal year 2011 results, the ASI acquisition improved our revenue and profit generation opportunities.  Internally, the Company has continued to invest in new product and market development resulting in possible new revenue sources.  The Company is developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs.  Externally, the Company has recently renegotiated an expanded credit agreement and is investigating other alternatives to access additional financing.  However, there are no guarantees that any of these efforts will be successful.

INFLATION

Management believes that inflation, with its unfavorable effect on the cost of products sold and other operating expenses, is difficult to pass through to the customers as an increase in sales prices. Especially affected are the costs of labor in China and the cost of Neodymium, a rare earth material used in the production of the magnets in some of our speaker products. Accordingly, management believes that inflation may have significant effect on our results of operations or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or financing activities with special purpose entities.

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2011, we realized net income of $953,885. During the year ended June 30, 2010, we incurred losses of $2,238,947. We had an accumulated deficit of $36,884,905 as of June 30, 2011. Until this year, we had never been profitable and there can be no assurances that we will remain profitable or that we will survive as a public company. These issues raise substantial doubt regarding our ability to remain as a going concern.

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

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item 8 is hereby incorporated by reference from the Company's Financial Statements beginning at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, on May 6, 2011, Kabani & Company, Inc. (“Kabani”) resigned as our certifying accountant. Our Board of Directors accepted the resignation of Kabani, effective as of such date. On May 6, 2011, our Board of Directors approved the engagement of Hein and Associates LLP as our new certifying accountant.

During the period from July 1, 2008 to May 6, 2011, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S−K and the related instructions to Item 304 of Regulation S-K) between us and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kabani’s satisfaction, would have caused Kabani to make reference to the subject matter of the disagreement in connection with its report for such years. In addition, during the period identified above, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except such material weaknesses identified by us in Item 9A, “Controls and Procedures,” of this report.

.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures are not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on the foregoing assessment, our Chief Executive Officer/Chief Financial Officer concluded that, as of June 30, 2011, our internal control over financial reporting was not effective based on those criteria due to the existence of the following material weakness:

  We did not design and maintain certain adequate internal controls over certain of our accounting methods as follows:
  The company does not have a procedure for billing customers upon completion of the shipments. The company bills based on correspondence with logistics team and 3rd party warehouses and supporting shipping documents are not always obtained prior to billing. Errors periodically occur in which inventory is billed to a customer prior to shipment.
  The company does not have proper segregation of duties within the accounting department. All members of the accounting team have access to the accounting software and can make changes after reconciliations and reviews have been performed. Additionally, certain personnel are assigned several accounting duties which are incompatible and cause a weakness in the control process.
  The company does not have adequate oversight of overseas operations. Certain transactions are processed and recorded by the overseas offices in which support is not provided to or reviewed by the accounting department.
  The company does not have an adequate process in place for accurate and timely financial reporting.
  The company does not utilize a reputable and sophisticated accounting software system. The current software does not have an inventory module. Inventory listings are generated using 3rd party reports and are maintained in Excel. The inventory valuation is also calculated in Excel which creates an inherent risk of error.

These material weaknesses resulted in certain misstatements that were corrected within the consolidated financial statements contained herein.

In light of these material weaknesses, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes to Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes have not proven to fully remediate the material weaknesses.

Remediation of Material Weakness

We have commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of June 30, 2011. Our remediation plan includes the following actions:

 •                     We have instituted more formal procedures and processes for booking invoices.

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

•                     We have identified and begun the implementation process for a company-wide ERP system to be completed in fiscal year 2012.

Although the remediation efforts are underway, the above material weakness will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

ITEM 9B.	OTHER INFORMATION.

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of September 29, 2011, the following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Year Became an Executive Officer or Director	Position(s)
Danny Tsui	47	2010	Director and Chairman of the Board
Harald Weisshaupt	45	2010	Director, Chief Executive Officer, President and Chief Financial Officer
Robert Tetzlaff	60	2010	Director
Kobe Zhang	33	2011	Director
Pete Andreyev	54	2010	Director and Senior Vice President of Sales
William H Kurtz Aman Singha	54 41	2010 2010	Director Chief Administrative Officer and Secretary
Vaughn Rhodes	46	2011	Vice President of Products and Engineering
Jeff Ritchey	48	2011	Senior Vice President of Finance
Henry Cheng	43	2011	Vice President of Operations

Messrs. Tsui and Tetzlaff were appointed to the board of directors in conjunction with the GGEC Transaction.  Mr. Zhang was appointed to the board in July 2011 to fill a vacancy created by the resignation of Ms. Vidian Tran.  Mr. Weisshaupt was appointed to the board of directors in conjunction with the ASI Transaction.  Messrs. Kurtz and Andreyev were appointed to the board of directors in August, 2010. Mr. Singha became the Chief Administrative Officer of our company in September, 2010 and became our Secretary in July 2011. The following brief biographies contain information about our directors and our named executive officers.  The information includes each person’s principal occupation and business experience for at least the past five years.  This information has been furnished to us by the individuals named.  There are no family relationships known to us between the directors and executive officers.

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

Harald Weisshaupt, Director, President, Chief Executive Officer and Chief Financial Officer – Mr. Weisshaupt was the founder of, and has been employed by, ASI Holdings as its Chief Executive Officer from April 2006.  Mr. Weisshaupt has almost 20 years senior management experience with both multi-national companies and startups.  Prior to founding ASI Holdings, from October 2003 to April 2006 Mr. Weisshaupt worked for Gateway/eMachines as the Vice President of Procurement.  His business experience includes employment with Hewlett Packard and 3PARdata, which, at the time of his involvement, was a startup company that eventually became publicly traded.  Mr. Weisshaupt earned a double major Master of Science degree in Supply Chain and Accounting from the University of Ulm, Germany.  Mr. Weisshaupt’s knowledge of the business of ASI Holdings and its operations and his position as an officer of the Company led us to conclude that he should serve as a director.

Robert Tetzlaff, Director – Mr. Tetzlaff is currently the President of GGEC America, an OEM audiosystems and electronics manufacturer, a position he has held since April 2010.  Prior to April 2010, from and after October 2001, he was employed by GGEC America as Vice President and Business Unit Manager.  Prior to October 2001, Mr. Tetzlaff held various positions with a number of companies that provided audio systems or speakers to the automotive industry.  Mr. Tetzlaff graduated from the University of Illinois with a degree in Electrical Engineering Technology.  His long experience in the audiosystem industry, which began in 1979, his familiarity with the operations of GGEC America and his education as an electrical engineer led us to conclude that he should serve as a director.

 Kobe (Yu) Zhang, Director– Mr. Zhang joined AuraSound as a director in April 2011. He is currently a vice president of GGEC. Mr. Zhang has over 11 years leadership experience in sales, business management, and manufacturing. Mr. Zhang earned a B.S. degree in Mechanics with a second major in Economic Law from the Wuhan University in China.

Pete Andreyev, Director and Senior Vice President of Sales – Mr. Andreyev has over 30 years’ experience in the high technology industry.  Since September 2006 he has been the Chief Executive Officer and President of MaxProfit Consulting, a company he founded.  From 2003 to September 2006, he was Vice President of Asia Pacific Sales at Hitachi Global Storage Technologies.  His overall experience includes new product development, manufacturing, corporate strategy, and sales and marketing.  Mr. Andreyev currently serves as a board member of several public and private firms.  He earned a B.S. degree in Electrical Engineering at the University of Notre Dame and a M.S. degree in Management at Stanford University.

William H Kurtz, Director – Mr. Kurtz has accumulated 30 years’ experience serving as either Chief Financial Officer or COO/CFO for both Fortune 500 companies and fast growth Mid-Cap companies in both the East Coast and Silicon Valley. Mr. Kurtz is currently Chief Financial Officer and Chief Commercial Officer for Bloom Energy, a company he joined in March 2008.  Prior to joining Bloom Energy, Mr. Kurtz was Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. a global semiconductor equipment company from September, 2005 to February, 2008 and was Senior Vice President and Chief Financial Officer of Engenio Information Technologies, Inc. from March 2004 to August, 2005. Prior to Engenio, Mr. Kurtz held Senior Financial positions and served as Chief Operating Officer & Chief Financial Officer for 3PAR Data, Inc. and Chief Financial Officer for Scient Corporation. Mr. Kurtz spent 15 years at AT&T and rose rapidly thru the management ranks holding a number of high profile development roles intended to prepare him for the position of CFO of AT&T, including AT&T Cost Czar where he was responsible for AT&T's worldwide cost reduction program. Bill began his career in public accounting and earned his CPA certification at Price Waterhouse, now PricewaterhouseCoopers LLP. Mr. Kurtz currently serves on the Board of Directors for PMC-Sierra Inc. and is Chair of their Audit Committee.  From October 1999 to February 2007, he served on the Board of Directors of Redback Networks, Inc. He holds a bachelor's degree in Commerce from Rider University and a master's degree in Management Sciences from Stanford University.

Aman Singha, Chief Administrative Officer and Secretary–Mr. Singha brings 14 years of combined experience in operations, executive management and strategic planning at various portfolio companies as well as an attorney previously in private practice with experience in M&A, venture capital, public and private offerings and general corporate law. Mr. Singha also serves as Senior Vice President of Waveland Capital Group, LLC, a merchant bank located in Southern California focused on venture financing and energy project financing and is a member of the board of directors of Sonim Technologies, maker of rugged mobile phones. Mr. Singha has also been published in “The Venture Capital Legal Handbook.” Mr. Singha received a Bachelor of Arts from Simon Fraser University and a Juris Doctor degree from New York Law School.

Vaughn Rhodes, Vice President of Products and Engineering– Mr. Rhodes brings 22 years’ experience in the high technology industry including engineering, product management, business development and marketing and joined AuraSound in January 2011. Prior to joining AuraSound, he served as Vice President of Search Products at MyLife, a top consumer internet site and the leading people search platform. Mr. Rhodes previously held senior positions at Acer, Gateway Computer, Arima, AltaVista, and Compaq. He earned a master of business degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a B. S. degree in information systems from Brigham Young University.

Jeff Ritchey, Senior Vice President of Finance– Mr. Ritchey has 20 years in management and financial leadership and joined AuraSound in April 2011. Prior to joining AuraSound his positions included CFO at Pro-Dex and Controller and Finance Director of Kyocera Tycom Corporation. Mr. Ritchey earned a B.S. in Economics and Finance and an M.S. in Finance from the University of Arizona, and has the CFA designation.

Henry Cheng, Vice President of Operations– Mr. Cheng has over 18 years’ experience in the electronics industry including research & development (R&D), new product introduction (NPI) and manufacturing in various publicly listed companies worldwide. From 1999 to 2010, he was NPI Plant Manager and Senior Director of Engineering at Flextronics, involved from the component to product level for both their ODM and EMS models. Henry has also worked in product R&D at Philips, Team Concept International, and Radio Shack with various electronics communication products. He earned a M.S. degree in Engineering Business Management at University of Warwick and B.S. degree in Electronic Engineering at HK Polytechnic University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees/Audit Committee Financial Expert

We do not currently have a compensation committee, audit committee, or nominating and corporate governance committee.  The functions customarily delegated to these committees have been performed by the board of directors as a whole.  Our board of directors has not made a determination as to whether any of our directors would qualify as an audit committee financial expert.   Mr. Kurtz has experience as a CFO of both public and private companies and is a current Certified Public Accountant. He has been designated as a financial expert by another public company (PMC-Sierra) and is the chair of their audit committee.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission.  Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended June 30, 2011, none of our officers, directors or owners of 10% of our common stock failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our code of ethics will be provided to any person without charge, upon request.  Requests should be in writing and addressed to Mr. Harald Weisshaupt, c/o AuraSound, Inc., 2850 Red Hill Avenue, Suite 100, Santa Ana, California 92705.

Nomination of Directors

We do not have procedures in place whereby security holders may recommend nominees to our board of directors and there has been no change to this during the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our fiscal years ended June 30, 2010 and 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen- sation Earnings ($)	Other Comp ($)	Total ($)
Harald Weisshaupt (1), Chief Executive Officer,
President, and Chief Financial Officer	2010	$0	0	0	0	0	0	0	$0
	2011	$120,000	$50,000	0	0	0	0	$2,745	$172,745
Pete Andreyev (2), Sr. VP of Sales & Marketing	2011	$98,716	0	0	0	0	0	0	$98,716
Jeff Ritchey (3), Sr. VP of Finance	2011	$30,769	0	0	0	0	0	$753	$31,522
Arthur Liu (4), Former Chief Executive Officer
and President	2010	$120,000	0	0	0	0	0	0	$120,000
	2011	$0	0	0	0	0	0	0	$0
(1)	Harald Weisshaupt’s bonus earned in FY2011 will be paid in FY 2012. His salary increase to $130,000, effective July 1, 2011.
(2)	Pete Andreyev joined our company in August, 2010. His annualized salary is $107,691. His salary increase to $160,000, effective July 1, 2011.
(3)	Jeff Ritchey joined our company in April 2011. His annualized salary is $160,000.
(4)	Arthur Liu resigned from our company effective July 31, 2010.

We do not have any annuity, retirement, pension or deferred compensation plans or other arrangements under which any named executive officers are entitled to participate without similar participation by other employees.

Employment Agreements

The following discussion provides only a brief description of the document described below.  The discussion is qualified by the full text of the agreement.

We entered into an employment agreement with Harald Weisshaupt, pursuant to which Mr. Weisshaupt serves as our Chief Executive Officer, President and Chief Financial Officer.  The employment agreement provides for a base salary of $120,000 per year and will renew for successive one year terms until terminated by either party.  Mr. Weisshaupt’s base salary was increased to $130,000 per year on September 22, 2011. In addition to his base salary, Mr. Weisshaupt is entitled to participate in benefit plans (such as medical and dental plans) or receive other benefits (such as life or disability insurance) provided to other executive officers of our company.  We will also reimburse Mr. Weisshaupt for the cost of his housing in Hong Kong, which is currently $2,500 per month.  We may terminate the employment agreement for “cause” or without cause, upon written notice to Mr. Weisshaupt.  Mr. Weisshaupt may terminate the employment agreement by resigning for “good reason” or by providing 60 days’ notice of his intent to resign.  If the employment agreement is terminated by us without cause or by Mr. Weisshaupt for good reason, we will continue to pay or provide to Mr. Weisshaupt, for a period of 12 months, his then current base salary and the premiums necessary to keep Mr. Weisshaupt, his spouse and his dependents on our group medical coverage.

Discussion of Compensation

In setting the compensation for our named executive officers, our board of directors looked at their responsibilities, salaries paid to executive officers in businesses comparable to ours, their experience and our ability to replace them.  We expect the salaries of our named executive officers to remain relatively constant unless their responsibilities are materially changed.

Bonuses may be granted by our board of directors to reward exceptional performance, either by the individual executive officer or by our company.  Bonuses are discretionary.  A performance-based bonus was granted to Mr. Weisshaupt in fiscal year 2011 after the fiscal year. No other bonuses were granted to our named executive officers during the last fiscal year.

We did not grant any stock options or other equity awards to our named executive officers during the 2011 or 2010 fiscal years, although we may decide to do so in the future.  We may grant awards of equity to employees because we believe that share ownership may be an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our stockholders.  No employee is required to own common stock in our company.

Outstanding Equity Awards at Fiscal Year End

Our named executive officers did not hold any outstanding equity awards at the end of our 2011 fiscal year.

Board Compensation

Our non-independent directors do not receive compensation for their services as directors. Mr. Kurtz receives a $15,000 annual retainer and we have committed to issue Mr. Kurtz a grant of 100,000 options for his services as a director, one-third of which will immediately vest upon issuance and then the remaining two thirds of which will vest over the next two years. These options have not yet been granted. Robert Pearson received a $10,000 annual retainer, plus $2,000 per meeting attended and $1,000 for serving on a committee. Effective July 1, 2011, Mr. Pearson received $4,000 per meeting. Mr. Pearson resigned as a member of our board of directors effective September 22, 2011. The independent directors are reimbursed for expenses incurred in attending board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to our shares of common stock beneficially owned as of September 29, 2011 by: (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  Unless otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.  Common stock beneficially owned and percentage ownership is based on 16,629,654 shares outstanding.

Title of Class of Security	Name and Address	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock
	Officers, Directors and Director Designees

Common Stock	Harald Weisshaupt	5,389,204	(1)	32.4%
Common Stock	Aman Singha	*		*
Common Stock	Danny Tsui	*		*
Common Stock	Robert Tetzlaff	*		*
Common Stock	Kobe Zhang	*		*
Common Stock	William H. Kurtz	*		*
Common Stock	Pete Andreyev	*		*
Common Stock	Jeff Ritchey	*		*
Common Stock	Vaughn Rhodes	*		*
Common Stock	Henry Cheng	*		*

	All executive officers, executive officer designees, directors and Director Designees as a group	5,389,204		32.4%

	5% Holders
Common Stock	Arthur Liu	5,178,398	(2)	26.8%
Common Stock	InSeat Solutions, LLC	3,110,846	(3)	16.2%
Common Stock	Sunny World Associates Limited	5,389,204	(4)	32.4%
Common Stock	GGEC America, Inc.	13,817,265	(5)	56.5%
Common Stock	Vision Opportunity Master Fund	964,837	(6)	5.5%

* Less than one percent.

(1)	These shares are held by Sunny World Associates Limited, which is controlled by Mr. Weisshaupt. We have also issued a warrant to purchase 3,000,000 shares of Common Stock at a price of $0.75 per share to Sunny World Associates Limited; however, this warrant is not reflected in the table as certain performance milestones must be met before any portion of the warrant shall vest and thus the warrant will not be exercisable within 60 days of September 29, 2011. The warrant to purchase 3,000,000 shares may only be exercised once the milestones have been met.
(2)	Includes 1,207,419 shares of Common Stock, a warrant to purchase 200,000 shares of Common Stock at a price of $0.75 per share, which is exercisable within 60 days of September 29, 2011, and 660,133 shares of common Stock held by Arthur Liu Stock Trust, a trust controlled by Arthur Liu. Mr. Liu also holds voting and investment control over the securities owned by InSeat Solutions, LLC, which are included in this number. Please see footnote 3 below.
(3)	Includes 589,344 shares of common stock and a warrant to purchase 2,521,502 shares of Common Stock at a price of $0.50 per share, exercisable within 60 days of September 29, 2011, held by Inseat Solutions LLC, an entity controlled by Arthur Liu.
(4)	See footnote number 1 above. The address of Sunny World Associates Limited is 8F, Richmond Commercial Building, 109 Argyle Street, Hong Kong.
(5)	Includes 6,000,000 shares of Common Stock and warrants to purchase 6,000,000 shares of Common Stock at a price of $1.00 per share and 1,817,265 shares of Common Stock at a price of $0.75 per share, each exercisable within 60 days of September 29, 2011. The address of GGEC America, Inc. is 1801 E. Edinger Avenue, Suite 255, Santa Ana, California 92705.
(6)	Includes warrants to purchase 964,837 shares of Common Stock at a price of $0.50 per share, exercisable within 60 days of September 29, 2011. The address of Vision Opportunity Master Fund Ltd. is 20 W. 55th Street, 5th Floor, New York, New York 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Board Independence

Our board of directors presently consists of Mr. Danny Tsui, Mr. Harald Weisshaupt, Mr. Robert Tetzlaff, Mr. Kobe Zhang, Mr. Pete Andreyev, and Mr. William H. Kurtz. While our common stock is not traded on any exchange, we have used Section 803(A)(2) of the Rules of NYSE Amex to determine if our directors are “independent.” Using the definition of “independent” as set forth in Section 803(A)(2), we have determined that Mr. William Kurtz is our only independent director.

Related Party Transactions

Described below are certain transactions or series of transactions that occurred from July 1, 2009 through the date of this report (the “Period Reported”) between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

On July 10, 2010, we entered into and consummated a Securities Purchase Agreement with GGEC America and its parent GGEC. Pursuant to the Securities Purchase Agreement, we sold and issued to GGEC America (i) 6,000,000 unregistered shares of our common stock, which, following the consummation of the Securities Purchase Agreement, constituted approximately 55% of our issued and outstanding shares of common stock, (ii) a 5 year warrant to purchase 6,000,000 shares of common stock at an exercise price of $1.00 per share, and (iii) a 3 year warrant to purchase 2,317,265 shares of common stock at an exercise price of $0.75 per share; for an aggregate purchase price of US $3,000,000 (the “GGEC Transaction”). GGEC America paid the purchase price for the shares and warrants by cancelling $3,000,000 of indebtedness owed by us to GGEC America and GGEC. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $2,900,981 as determined by a third party valuation.  As a result of this transaction the company recorded gain on debt extinguishment of $99,019.

In addition, pursuant to the Securities Purchase Agreement, we issued 3 year warrants to a total of 5 officers, employees and consultants of our company and GGEC America to purchase a total of 380,000 shares of common stock at an exercise price of $0.75 per share (the “Service Warrants”). Arthur Liu, our former Chief Executive Officer and Chairman of the Board, received 200,000 of the Service Warrants, Donald North, our Engineering Director, received 100,000 of the Service Warrants and Vidian Tran, a director at the time, received 20,000 of the Service Warrants. The warrants to be issued to GGEC and the 5 officers, employees and consultants of our company and GGEC America are exercisable for cash only.

Unrelated to the GGEC Transaction, the number of shares for the warrant in (iii) was amended September 15, 2011 to 1,817,265 shares of common stock at an exercise price of $0.75 per share.

On July 10, 2010, we entered into and consummated an Agreement to Convert Debt (the “Debt Conversion Agreement”) with Inseat Solutions, LLC (“Inseat”), a California limited liability company controlled by Arthur Liu, our former Chief Executive Officer and Chief Financial Officer. Pursuant to the Debt Conversion Agreement, we issued 326,173 shares of unregistered common stock and a 3 year warrant to purchase 2,243,724 shares of common stock at an exercise price of $0.50 per share (the “Inseat Warrant”), in consideration of the cancellation of $1,904,309 of indebtedness owed by us to Inseat. The Inseat Warrant is exercisable for cash only. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $456,402 as determined by a third party valuation.  As a result of this transaction the company recognized a gain on debt extinguishment of $1,447,907 which was treated as contributed capital.

On July 10, 2010, we entered into an Asset Purchase Agreement with ASI Holdings Limited, a Hong Kong corporation (“ASI Holdings”), and its wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona”). Pursuant to the Asset Purchase Agreement, we acquired, on July 31, 2010 (the “Closing Date”), substantially all of the business assets and we assumed certain liabilities of ASI Holdings and ASI Arizona, in consideration of the issuance to the two stockholders of ASI Holdings of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock, and the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings and controlled by the founder and Chief Executive Officer of ASI Holdings, Mr. Harald Weisshaupt, a 5 year warrant to purchase an aggregate of 3,000,000 shares of common stock (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”). The liabilities we assumed totaled approximately $13,479,795 and consisted primarily of trade payables.

The ASI Warrant is exercisable for cash only. The ASI Warrant is also subject to the following vesting conditions:

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

If the milestones are not met, the warrants will not vest or be granted and there will be no effect on paid in capital.

Also on the Closing Date, we, ASI Holdings and ASI Arizona entered into Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”), pursuant to which the parties agreed that only 500,000 of the ASI Transaction Shares would be released to the stockholders of ASI Holdings on the Closing Date, and the balance of 5,488,005 shares (the “Contingent Shares”) would be held in escrow by our legal counsel until (i) we or our manufacturer, GGEC, or an affiliate of GGEC, including, without limitation, GGEC America, obtains the license rights needed for us to manufacture and sell ASI Holdings’ products to ASI Holdings’ customers after the Closing Date, and (ii) all of the members of our Board of Directors who have no beneficial ownership interest in the Contingent Shares approve the release of the Contingent Shares to the stockholders of ASI Holdings, which approval shall not be unreasonably withheld if the condition in the preceding clause (i) is satisfied. The stockholders of ASI Holdings will have the right to vote their respective Contingent Shares notwithstanding that the Contingent Shares are held in escrow, until or unless the Contingent Shares are cancelled as contemplated in the following sentence. If the conditions in the preceding clauses (i) and (ii) are not satisfied on or prior to the six month anniversary of the Closing Date, the Contingent Shares shall be deemed automatically cancelled in their entirety and the certificates representing the Contingent Shares shall be returned forthwith to our transfer agent for cancellation. In regards to the Contingent Shares, the shares have been issued to the stockholders of ASI.

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

On the Closing Date, we and Harald Weisshaupt entered into a Noncompetition Agreement pursuant to which Mr. Weisshaupt will be prohibited from engaging in any business activity that is competitive with our business, and from soliciting our employees and independent contractors, for a period of 2 years from the termination of Mr. Weisshaupt’s employment with us.

On July 30, 2010 we and GGEC entered into a new Manufacturing Agreement which superseded and replaced the Manufacturing Agreement between us and GGEC dated December 12, 2007 (the “Prior Manufacturing Agreement”). Pursuant to the new Manufacturing Agreement, we agreed to fully disclose to GGEC and its personnel our processes, trade secrets, engineering, design, operating information, technical information and other data (defined in the Manufacturing Agreement as “Know-how”) relating to our products and, as necessary to provide instruction to GGEC’s personnel in the methods and techniques for manufacturing the products. We also granted to GGEC the right to manufacture and package our products and to transfer this right to its affiliates. GGEC agreed that any new inventions or related products or processes which it may develop as a result of disclosure of the Know-how shall be the property of our company. GGEC also agreed that it will not, without our written consent, sell or distribute the products or manufacture or sell competing products to any of our current customers.

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

GGEC will provide an office to host our engineering and support team. GGEC has also agreed to provide the use of its audio testing facilities at no charge to us. We and GGEC have also agreed to develop new products that will be manufactured by GGEC and sold by us.

All of our intellectual property, as well as our Know-how and any patents, design rights, copyrights and other intellectual property rights that relate to special tooling will belong to us. All products made pursuant to the Manufacturing Agreement will belong to us. GGEC agrees that it will supply the products only to us or to customers specified by us and agrees that it will not manufacture for our competitors’ products that compete with the products that it manufactures for us. So long as GGEC gives us prompt notice of any claim made or action threatened or brought against GGEC, we agree to indemnify GGEC against any claim of infringement of letters patent, registered design, trade mark or copyright by the use or sale of the products manufactured by GGEC for us.

On October 8, 2008, GGEC entered into a non-binding letter of intent pursuant to which GGEC would acquire a 55% interest in our company. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of June 30, 2010, GGEC had advanced $1,253,558, which was the largest aggregate principal amount outstanding during the Period Reported. Under the terms of that agreement, interest accrued at 8% and the notes were collateralized by all of our present and future tangible and intangible assets. Interest accrued on the notes totaled $116,301 as of June 30, 2010 and $41,088 as of June 30, 2009. The indebtedness was cancelled on July 10, 2010 in conjunction with the GGEC Transaction.

At June 30, 2010, notes payable to InSeat Solutions LLC, an entity controlled by Arthur Liu, our former Chairman and CEO, totaled $1,264,526. The notes and advances were issued on various dates and all bear interest at 8% per annum, with principal and interest due on March 31, 2009. Interest expense for the period ended June 30, 2010 and 2009 amounted to $173,377 and $115,122 respectively. In conjunction with the private placement we undertook on June 7, 2007, we agreed that we would not repay more than $900,000 of the June 6, 2007 balance without stockholder consent. On June 6, 2007, we repaid $700,000 and on July 6, 2007, we repaid $200,000 of such notes. We also repaid $300,000 of a management fee accrual to the related party. The total amount due to InSeat Solutions LLC as of June 30, 2010 including the notes and accounts payable amounted to $1,724,724. As of June 30, 2010, the accrued interest on the notes payable to this related party amounted to $232,317 and is reflected in accrued expenses on the accompanying financials.

We had a month to month services agreement with InSeat Solutions, LLC. We have recorded allocated expenses excluding rent of $71,210, for the year ended June 30, 2010 for services provided to us by this entity, all of which had been paid as of June 30, 2010 and no expenses for the year ending June 30, 2011.

Through February 2011 when we moved into our new facility in Santa Ana California, we shared office space with InSeat Solutions, LLC and paid a portion of their rent commitment. For the period ended June 30, 2010 this amount totaled $53,997, all of which had been paid as of June 30, 2010 and $41,238 of expenses for the year ending June 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees estimated to be billed for the fiscal year ended June 30, 2011 for professional services rendered by our principal accountants for the audit of our annual financial statements is $120,000 and $12,000 to the prior principal accountant. The aggregate fees billed for the fiscal year ended June 30, 2010 were $45,000.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal year ended June 30, 2011 for professional services rendered by our principal accountants for the review of the financial statements included in our quarterly reports on Form 10-Q and other services provided by the accountants in connection with statutory and regulatory filings were $65,000. The aggregate fees billed for the fiscal year ended June 30, 2010 were $30,000.

TAX FEES

The aggregate fees billed for the fiscal year ended June 30, 2011 for professional services rendered by our principal accountants for tax advice was $12,025. No such fees were paid for the fiscal year ended June 30, 2010.

ALL OTHER ACCOUNTANT FEES

There were no aggregate fees paid for other professional services rendered by our principal accountants for the fiscal year ended June 30, 2011. The aggregate fees paid for the fiscal year ended June 30, 2010 was $60,000.

ITEM 15.	EXHIBITS.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Share Exchange dated June 7, 2007 among AuraSound, Inc. and the shareholders of AuraSound, Inc. on the one hand, and Hemcure, Inc., Bartly J. Loethen and Synergy Business Consulting LLC, on the other hand.(1)

3..1	Articles of Incorporation.(2)

3.2	By-Laws.(1)

4.1	Specimen Certificate of Common Stock.(3)

4.2	Form of Warrant issued to GP Group, LLC.(4)

4.3	Form of Warrant issued to former warrant holders of AuraSound.(4)

4.4	Form of Warrant issued to investors in our Unit Offering closed on June 7, 2007.(1)

4.5	AuraSound, Inc. 12% Promissory Note, dated December 29, 2006, in the amount of $750,000 issued to Mapleridge Insurance Services.(4)

4.6	AuraSound, Inc. 10% Promissory Note, dated January 29, 2007 , in the amount of $500,000 issued to Westrec Properties, Inc. & Affiliated Companies 401(k) Plan.(4)

4..7	AuraSound, Inc. 12% Promissory Note, dated February 5, 2007 , in the amount of $500,000 issued to Apex Investment Fund, Ltd.(4)

4.8	AuraSound, Inc. 12% Promissory Note , dated April 2, 2007 , in the amount of $500,000 issued to Clearview Partners, LLC.(4)

4.9	AuraSound, Inc. 12% Promissory Note , dated February 14, 2007 , in the amount of $200,000 issued to YKA Partners, Ltd.(4)

4.10	Warrant issued to Sunny World Associates Limited in conjunction with the completion of the asset purchase on July 31, 2010.(10)

4.11	Warrant issued to GGEC America, Inc. in conjunction with the securities purchase dated July 10, 2010.(10)

4.12	Warrant issued to GGEC America, Inc. in conjunction with the securities purchase dated July 10, 2010.(10)

4.13	Warrant issued to InSeat Solutions, LLC in conjunction with the debt conversion dated July 10, 2010.(10)

10.1	$10.0 Accounts Receivable Credit Facility with Bank SinoPac(4)

10.2	$2.0 million Letter of Credit Facility with Bank SinoPac(4)

10.3	Agreement to Convert Debt dated October 15, 2007 between the registrant and Arthur Liu(5)

10.4	Promissory Note dated March 3, 2008 in the amount of $461,080 in favor of InSeat Solutions, Inc.(7)

10.5	Nonbinding letter of intent dated October 7, 2008 between AuraSound, Inc. and GGEC America.(8)

10.6	Asset Purchase Agreement dated July 10, 2010 between AuraSound, Inc., ASI Holdings Limited and ASI Audio Technologies, Inc.(11)

10.7	Amendment No. 1 dated July 31, 2010 to Asset Purchase Agreement dated July 10, 2010 between AuraSound, Inc., ASI Holdings Limited and ASI Audio Technologies, Inc.(10)

10.8	Securities Purchase Agreement dated July 10, 2010 between AuraSound, Inc., GGEC America, Inc. and Guoguang Electric Company Limited.(10)

10.9	Manufacturing Agreement dated July 30, 2010 between AuraSound, Inc. and Guoguang Electric Company Limited.(10)+

10.10	Debt Conversion Agreement dated July 10, 2010 between AuraSound, Inc. and InSeat Solutions, LLC.(10)

10.11	Employment Agreement dated July 31, 2010 between AuraSound, Inc. and Harald Weisshaupt.(10)

10.12	Non-Competition Agreement dated July 31, 2010 between AuraSound, Inc. and Harald Weisshaupt.(10)

10.13	Lock-Up Agreement dated July 31, 2010 among AuraSound, Inc., Sunny World Associates Limited and Faithful Aim Limited.(10)

16.1	Letter from Kabani & Company, Inc., dated May 6, 2011, to the Securities and Exchange Commission regarding the change in certifying accountant.(9)

21	Subsidiaries of Registrant.(12)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.(12)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.(12)

32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(12)

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

(9) Incorporated by reference to the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2011.

(10) Incorporated by reference to the registrants Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on March 7, 2011.

(11) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on October 11, 2011.

(12) Filed herewith.

AURASOUND, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	40 & 41

Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010	42
Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010	43
Consolidated Statements of Stockholders’ Equity/Deficit for the Years Ended June 30, 2011 and 2010	44
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010	45
Notes to Consolidated Financial Statements	46 to 60

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AuraSound, Inc.

We have audited the accompanying consolidate balance sheet of AuraSound, Inc. (a Nevada corporation) as of June 30, 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuraSound, Inc. and subsidiaries as of June 30, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2011, the Company had negative cash flow from operating activities amounting to $1,909,846 and an accumulated deficit of $36,884,905. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Irvine, California

October 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AuraSound, Inc.

We have audited the accompanying consolidated balance sheet of AuraSound, Inc. (a Nevada corporation) as of June 30, 2010 and the related consolidated statement of operations, stockholder’s (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuraSound, Inc. as of June 30, 2010 and the related consolidated statement of operations, stockholder’s (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2010, the Company incurred net losses of $2,238,947. In addition, the Company had negative cash flow from operating activities amounting to $202,383 for the year ended June 30, 2010. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California
September 27, 2010

AURASOUND, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,824,594	$129,939
Restricted Cash	100,000	—
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $578,657 in 2011 and $63,690 in 2010	14,031,596	3,432,135
Inventory	15,550,960	537,198
Other current assets	108,049	—
TOTAL CURRENT ASSETS	31,615,199	4,099,272

Property and Equipment, net	482,503	106,465

Intangible Assets, net	3,750,163	—

Goodwill	6,424,314	—
TOTAL ASSETS	$42,272,179	$4,205,737

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,940,602	$6,916,004
Related party payables	28,255,349	—
Accrued expenses	469,403	800,044
Accrued tax	622,803	—
Due to officer	—	25,000
Due to Sinopac, net	4,036,287	—
Notes payable	—	2,978,282
Shares to be issued	310,696	—
TOTAL CURRENT LIABILITIES	$36,635,140	$10,719,330

COMMITMENTS AND CONTINGENCIES (NOTES 7 and 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.01 par value, 3,333,333 shares authorized
and none outstanding at June 30, 2011 and June 30, 2010	—	—
Common stock - $0.01 par value, 100,000,000 shares authorized at June 30, 2011 and 16,666,667 shares authorized at June 30, 2010; 16,629,654
and 4,678,662 outstanding at June 30, 2011 and June 30, 2010	$166,297	$46,787
Additional paid in capital	42,355,647	31,278,409
Accumulated Deficit	(36,884,905)	(37,838,789)
Total stockholders' equity (Deficit)	5,637,039	(6,513,593)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$42,272,179	$4,205,737

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND JUNE 30, 2010

	2011	2010

Net revenue	$76,175,350	$7,503,192

Cost of sales	10,363,580	7,388,488
Cost of sales from related party	58,503,393	—
Total cost of sales	68,866,973	7,388,488

Gross Profit	7,308,377	114,704

Research and development expenses	727,244	411,779
Selling, general and administrative expenses	4,231,068	1,765,263
Amortization	749,837	—

Total operating expenses	5,708,149	2,177,042

Income (loss) from operations	1,600,228	(2,062,338)

Interest expenses, net	50,878	176,609
(Gain) from debt forgiveness	(99,019)	—
Other Expense	71,681	—

Income (loss) before income tax	1,576,688	(2,238,947)

Provision for Income taxes	622,803	—

Net income (loss)	$953,885	$(2,238,947)

Earnings (loss) per share
Basic	$0.07	$(0.48)
Diluted	$0.06	$(0.48)

Weighted average common shares outstanding
Basic	13,862,712	4,678,662
Diluted	17,217,913	4,678,662

 The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Capital Stock		Paid In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance June 30, 2009	28,071,972	280,720	31,044,476	(35,599,842)	(4,274,646)
To record reverse stock split	(23,393,310)	(233,933)	233,933	—	—
Net loss for the year ended June 30, 2010	(2,238,947)	(2,238,947)
Balance June 30, 2010	4,678,662	$46,787	$31,278,409	$(37,838,789)	$(6,513,593)
Shares and warrants issued for acquisition of ASI	5,639,204	56,392	5,999,687	—	6,056,079
Shares issued for extinguishment of debt of GGEC	6,000,000	60,000	2,940,000	—	3,000,000
Shares issued for extinguishment of debt of Inseat	326,173	3,262	1,901,047	—	1,904,309
Warrant issued for in-lieu settlement of placement agent fees	—	—	236,359	—	236,359
Shares reconciliation	(14,385)	(144)	144	—
Net income for the year ended June 30, 2011	—	—	—	953,885	953,885
Balance June 30, 2011	16,629,654	166,297	42,355,646	(36,884,904)	5,637,039

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND JUNE 30, 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$953,885	$(2,238,947)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for bad debts and sales returns	514,982	18,935
Provision for obsolete inventory	(193,139)	—
Depreciation	34,791	—
Loss on disposal of fixed assets	24,410	—
Amortization	749,837	20,142
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(6,410,576)	(2,522,599)
Inventory	(10,793,732)	(372,204)
Other assets	(108,049)	2,291
Accounts payable	12,455,746	4,889,999
Accrued expenses	886,999	—
Other	(25,000)	—
Net cash used in operating activities	(1,909,846)	(202,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(486,757)	(36,773)
Cash acquired in acquisition of net assets and liabilities of ASI	154,971	—
Net cash used in investing activities	(331,786)	(36,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Line of Credit From Sinopac	4,950,000	—
Line of Credit payment to Sinopac	(913,713)	—
Restricted Cash	(100,000)	—
Proceeds from affiliate	—	47,640
Net cash provided by financing activities	3,936,287	47,640

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,694,655	(191,516)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	129,939	321,455

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,824,594	$129,939

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$33,657	$—
Income tax	$12,333	$—

Conversion of accounts payable and accrued expenses to equity	$3,000,000	$—
Conversion of notes payable to equity	$1,724,724	$—
Conversion of related party notes payable to equity	$1,904,309	$—
Issuance of Common Stock and
Warrants for purchase of net assets and liabilities of ASI"	$6,349,205	$—

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS - AuraSound, Inc. (the “Company”, “AuraSound”, “we”, “us” or “our”) specializes in the design, manufacture and sale of high-fidelity loudspeakers and complete audio solutions. Our headquarters is in Santa Ana, California, our manufacturing is sourced from mainland China, and we have sales and support offices in Hong Kong, Taiwan and mainland China. We have almost 25 years of experience delivering industry leading audio solutions to the professional and consumer markets. With our acquisition of ASI in July 2010 we moved from being an audio component supplier to a provider of complete audio solutions which has helped fuel our growth over the past year. We believe we have been widely recognized worldwide via exceptional product reviews, and we differentiate ourselves by offering superior products based on patented technologies. We believe we have an impressive portfolio of customer and technology partners, including many of the leading worldwide brands. We believe our leadership team and internal management processes are among the best in our industry. Our mantra is to deliver the “Ultimate Vision in Sound”.

COMPANY BACKGROUND - Hemcure, Inc. was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, Hemcure was reorganized by re-domiciling to the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation and the adoption of Nevada Articles of Incorporation and By-laws. On June 7, 2007, Hemcure acquired AuraSound, Inc. Aura Sound, a California corporation, was incorporated on July 28, 1999 to engage in the development, commercialization, and sales of audio products, sound systems, and audio components using electromagnetic technology. On February 12, 2008 the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

On July 10, 2010, AuraSound, Inc. entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited, a Hong Kong corporation (“ASI Holdings”), and its wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona”), pursuant to which AuraSound agreed to acquire substantially all of the business assets and certain liabilities of ASI Holdings and ASI Arizona (the “ASI Transaction”). This acquisition added the television soundbar product line that is the majority of our current business. See Notes 4 and 9 for additional information.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2011, the Company realized net income of $953,885. During the year ended June 30, 2010, the Company incurred losses of $2,238,947. The Company had an accumulated deficit of $36,884,905 as of June 30, 2011. Until this year, the Company had never been profitable and there can be no assurances that it will remain profitable or that it will survive as a public company. These issues raise substantial doubt regarding our ability to remain as a going concern.

The Company is taking many measures to improve its operations and ultimate financial position.  As seen by the Fiscal year 2011 results, the ASI acquisition improved our revenue and profit generation opportunities.  Internally, the Company has continued to invest in new product and market development resulting in possible new revenue sources.  The Company is developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs.  Externally, the Company has recently renegotiated an expanded credit agreement and is investigating other alternatives to access additional financing.  However, there are no guarantees that any of these efforts will be successful.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which we refer to throughout this report as US GAAP.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of AuraSound, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR END - The Company’s fiscal year ends June 30.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, customer programs, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. Actual results could materially differ from these estimates.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. We have $100,000 in a restricted cash deposit at a bank in deposit for a letter of credit.

ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS - The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense.

Additional allowances and sales returns could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of June 30, 2011 and 2010, the allowance for doubtful accounts amounted to $578,657 and $63,690 respectively.

INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out) or market. We establish inventory reserves for estimated obsolescence, unmarketable, or slow-moving inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required.. As of June 30, 2011 and 2010, the allowance for obsolescence amounted to $0 and $193,139 respectively.

PROPERTY, PLANT & EQUIPMENT - Property, plant, and equipment, including leasehold improvements, is recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Machinery and equipment	5 to 10 years
Tooling	2 to 5 years
Computer software and equipment	3 to 5 years
Furniture and fixtures, office equipment	Shorter of remaining life or 7 years

 Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. As of June 30, 2011 and June 30, 2010, the Company had net property, plant and equipment in the amount of $482,503 and $106,465 respectively consisting of the following:

	June 30, 2011	June 30, 2010
	Audited	Audited
Machinery and equipment	$29,479	$36,281
Tooling	353,172	105,193
Computer software and equipment	10,369	7,411
Leasehold improvements	56,927	—
Furniture and Fixture, office equipment	138,847	—
Total property and equipment	588,794	148,885
Accumulated depreciation	(106,291)	(42,420)
Net value of property and equipment	$482,503	106,465

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals, if any, are included in the results of operations.

GOODWILL AND INTANGIBLE ASSETS - During 2010, the Company adopted the new guidance from the Financial Accounting Standards Board (“FASB”) on business combinations and non-controlling interests. The Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life.

In accordance with ASC 350 (formerly SFAS No. 142, “Intangible—Goodwill and Other”) intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. We assess potential impairment of our goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely.  We also assess potential impairment of our goodwill and intangible assets on an annual basis during our fiscal fourth quarter, regardless if there is evidence or suspicion of impairment.

If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, the carrying values are reduced to estimated fair market value.  In accordance with ASC 350, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized.

Determining the fair value of a reporting unit (an intangible asset) is judgmental and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.

We use the entire company as the reporting unit for purposes of our annual goodwill impairment testing arising from our acquisition of ASI as revenues from this acquisition make up more than 80% or the revenues for the year ended June 30, 2011.

In determining if a triggering event has occurred, we consider not only expectations for growth in the entire US economy, but also expectations for regional growth specific to our sales markets and specific to our industry and product lines.  Declines within the industry’s outlook are reflected in the unit’s revenue projections.

We determined no triggering events occurred that would indicate an impairment of goodwill in fiscal year 2011. In our annual testing for impairment as of June 30, 2011, we determined that no goodwill impairment existed.

The Company recognizes intangible assets separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Accordingly, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment. Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. We recognized intangible assets of customer relationships, a non-compete agreement, and trade names with our ASI acquisition. Intangible assets are amortized over their estimated useful lives from three to ten years.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company assesses the carrying value of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset (or asset group) is expected to generate plus the net proceeds expected from the sale of the asset (or asset group). If this amount is less than the carrying value of the asset (or asset group), the Company will then determine the fair value of the asset (or asset group). An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers.

WARRANTY LIABILITY - Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, generally one year, after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which factors are reviewed quarterly.

The warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued liabilities in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates, and are included in current period warranty expense. As of June 30, 2011 and 2010, the warranty accrual amounted to $220,118 and $0 respectively.

CONCENTRATION OF CREDIT RISK – We have financial instruments that potentially subject the Company to concentrations of credit risk. They are cash, accounts receivable and other receivables arising from our normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. At times we may have cash balance above the FDIC insured limits. We do not have a diversified customer base. We control credit risk related to accounts receivable through credit approvals, credit limits when appropriate and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

REVENUE RECOGNITION - The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred; the fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured; delivery is considered complete when products have been shipped to the customer, title and risk of loss has transferred to the customer, and customer acceptance has been satisfied. The Company records reductions to revenue for estimated customer sales returns, rebates, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting the Company’s accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return and those that the customer has an obligation to buy back that has not expired as of the balance sheet date.

SHIPPING AND RECEIVING – Shipping and receiving costs are included as inventory value and relieved when the product is sold.

ADVERTISING COSTS – The Company expenses advertising as incurred.  Total advertising expense was immaterial for the years ended June 30, 2011 and 2010.

VENDOR REBATES - The Company may receive consideration from vendors in the normal course of business in form of cash or product. The Company recognizes a reduction of cost of goods sold when the rebate is received.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

INCOME TAXES - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents.

AuraSound has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax asset, a reserve equal to the amount of deferred income taxes has been established at June 30, 2011 and June 30, 2010.

FASB ASC 740 also addresses the determination of whether tax claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended June 30, 2011 and 2010, the Company did not recognized any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of June 30, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Under the provisions of the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, there are three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, accounts payable, and other payables and liabilities is considered to be representative of their fair values based on the short term nature of these instruments. As such, cash and cash equivalents are classified within Level 1 of the valuation hierarchy.

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities during any period presented.

Level 3 Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company valued the warrants at their time of issue assets or liabilities during any period presented. In determining fair value of the warrants outside valuation firms were used to help assess the value of the warrants under ASC 820. Levels 1, 2 and 3 inputs to the approaches listed below were considered in determining the fair value of the warrants issued. Due to the lack of volume in AuraSound, Inc. stock, the last trading price was not considered representative of fair value. Other valuation factors were considered to determine Fair Value such as:

•         Discounted Cash Flow Model

•         Market Approach using Guideline Companies

•         Cost Approach

•         AuraSound Market Indication

•         Option Pricing Models to determine marketability discount.

SEGMENT REPORTING - The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based upon our review and analysis, the Company consists of one reportable business segment as of June 30, 2011 and 2010.

RISKS AND UNCERTAINTIES - The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CONTINGENCIES - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE - The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Potentially dilutive securities, consisting of warrants to purchase shares of our common stock, are not included in the fiscal year 2010 diluted loss per share calculation due to their anti-dilutive effect on the diluted loss per share calculations for that year. Accordingly, there is no difference between the basic and diluted per share calculations for fiscal year 2010. At June 30, 2011 the Company had 14,142,934 potentially dilutive warrant shares outstanding.

The difference in the weighted average shares outstanding used in the calculation of basic and diluted earnings per share for fiscal year 2011 is as follows:

Net income	$953,885
Basic:
Weighted average common shares outstanding	13,862,712

Shares used in the computation of basic net income per share	13,862,712

Net income per share—basic	$0.07

Diluted:
Shares used in the computation of basic net income per share	13,862,712
Net shares assumed issued using the treasury stock method for outstanding common stock warrants	3,355,201

Shares used in the computation of diluted net income per share	17,217,913

Net income per share—diluted	$0.06

 Warrants having exercise prices that are greater than the per share market price for our common stock have also been excluded from the diluted per share calculation for fiscal year 2011. There were 6,000,000 shares represented by such warrants.

STOCK-BASED COMPENSATION - We use the Black-Scholes option-pricing model to determine the fair value of stock options and the closing market price of our common stock on the date of the grant to determine the fair value of our restricted stock and restricted stock units. Stock-based compensation expense is recorded for all stock options, restricted stock and warrants that are ultimately expected to vest as the requisite service is rendered. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock-based awards. As there has been no historical experience to establish a forfeiture rate specific to our company, we would estimate the forfeiture rate based on comparable companies forfeiture experience.

The Company authorized no stock options or other equity based compensation for any employees during the fiscal years ended June 30, 2011 and 2010.

NEW ACCOUNTING PRONOUNCEMENTS - In August 2009, the Financial Accounting Standards Board (“FASB”) amended guidance related to the measurement of liabilities at fair value, which was effective upon issuance. These amendments clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

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

RECLASSIFICATIONS - Certain items related to fiscal year 2010 in the accompanying consolidated financial statements have been reclassified from the prior year to conform to the current year presentation.

 NOTE 4 - ACQUISITION

On July 10, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited (“ASI Holdings”) and ASI Holdings’ wholly-owned subsidiary, ASI Audio Technologies, LLC (“ASI Arizona” and collectively with ASI Holdings, “ASI”). The total purchase price was a fair value of $6,366,775 determined by an outside valuation expert. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the business assets and certain liabilities of ASI, in exchange for the issuance of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of the Company (“Common Stock”) to the two shareholders of ASI Holdings, and the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings, which is controlled by Harald Weisshaupt, our President and Chief Executive Officer, a five (5) year warrant to purchase an aggregate of 3,000,000 shares of Common Stock (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”) with vesting based on certain milestones. These milestones were not met in the fiscal year ended June 30, 2011. If the milestones are not met, the warrants expire with no additional adjustments to paid in capital. Of the 5,988,005 shares from the transaction 348,801 remain unissued with a value of $310,696.

Pursuant to the Asset Purchase Agreement, Sunny World was to receive 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, was to receive 10% of the ASI Transaction Shares.

Certain intangible assets of customer relationships with a value of $2,200,000, a non-compete agreement with a value of $1,600,000 and a trade name with a value of $700,000 is included in the ASI purchase.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed in the ASI acquisition:

Amount
Purchase price	$6,366,775

Fair Value of assets acquired
Current assets	8,885,729
Property & equipment	18,957
Intangible Assets	4,500,000
13,404,686
Less:
Fair value of liabilities acquired
Current liabilities	13,462,225

Net liabilities acquired	57,539

Goodwill	$6,424,314

PROFORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of the ASI acquisition, presented in the aggregate, had been completed on July 1, 2010 and July 1, 2009.

	For the year ended
	June 30, 2011	June 30, 2010

Net sales	$81,614,366	$31,046,241

Income (Loss) from operations	$857,026	$(2,186,675)

Net Income (Loss)	$210,685	$(2,581,584)

NOTE 5 - INVENTORIES

Inventories consisted of the following as of June 30, 2011 and 2010:

	2011	2010
Raw materials	$2,153,802	$11,230
Finished goods	13,397,158	719,107
Provision for obsolescence	—	(193,139)
Total	$15,550,960	$537,198

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2011 and 2010:

	2011	2010
Consulting fees	—	$236,359
Interest	—	344,115
Warranty	$220,118	—
Deferred Rent	82,780	—
Payroll and others	166,505	219,570
Total	$469,403	$800,044

NOTE 7 – LEASES

We lease our office facilities in Santa Ana, California and various locations in Hong Kong, Taiwan, and mainland China. The lease agreements expire in October 2011 for the Taiwan office, various months in 2012 for the mainland China and Hong Kong offices and September 2016 for the Santa Ana office. The leases may require us to pay insurance, taxes, and other expenses related to the leased space. Rent expense in 2011 and 2010 was $232,200 and $67,601, respectively. Minimum lease payments for future fiscal years ending June 30 are:

2012	$449,656
2013	313,267
2014	303,695
2015	311,926
2016	480,563

$1,859,107

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

			June 30, 2011
	Average Useful		Accumulated	Net Book
	Life (Years)	Gross	Amortization	Value
Amortizable intangible assets:
Customer relationships	10	$2,200,000	$(201,674)	$1,998,326
Non-compete Agreement	3	1,600,000	(484,000)	1,116,000
Trade Name	10	700,000	(64,163)	635,837
Total		$4,500,000	$(749,837)	$3,750,163

Amortization expense for the year ended June 30, 2011, and June 30, 2010 totaled $749,837 and $0, respectively. The Company estimates that the total amortization expense for the next five years will be as follows:

2012	$823,333
2013	823,333
2014	339,333
2015	290,000
2016	290,000
Thereafter	1,184,164
Total	$3,750,163

NOTE 9- DEBT

RELATED PARTY NOTES

Arthur Liu Notes

Notes payable to related party at June 30, 2011 and June 30, 2010 equaled $0 and $1,264,791, respectively, and consisted of notes to an entity owned by our former Chief Executive Officer, Arthur Liu.

These notes were of various dates and all bore interest at 8% per annum, with principle and interest due on demand. Interest expense for the year ended June 30, 2011 and June 30, 2010 amounted to $0 and $101,162, respectively. As of June 30, 2011 and June 30, 2010, the accrued interest on the notes payable related to these notes amounted to $0 and $227,814, respectively.

Debt Conversion Agreement

On July 10, 2010, AuraSound entered into and consummated an Agreement to Convert Debt (the “Debt Conversion Agreement”) with Inseat Solutions, LLC (“Inseat”), a California limited liability company controlled by Arthur Liu, AuraSound’s former Chief Executive Officer and Chief Financial Officer. Pursuant to the Debt Conversion Agreement, AuraSound issued 326,173 shares of unregistered Common Stock and a three (3) year warrant to purchase 2,243,724 shares of Common Stock at an exercise price of $0.50 per share (the “Inseat Warrant”), in consideration of the cancellation of $1,904,305 of indebtedness owed by AuraSound to Inseat. The Inseat Warrant is exercisable for cash only. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $456,402 as determined by a third party valuation.  As a result of this transaction the company recognized a gain on debt extinguishment of $1,447,907 which was treated as contributed capital.

GGEC Notes

On October 8, 2008, GGEC entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction is either consummated or terminated. As of June 30, 2010, GGEC had advanced $1,253,558.  Under the terms of that agreement, interest was accrued at 8% and the notes were collateralized by all of the Company’s present and future tangible and intangible assets. Interest expense of $75,213 was related to these notes for the year ended June 30, 2010.  Interest accrued on the notes totaled $116,301 as of June 30, 2010.

GGEC Notes - Securities Purchase Agreement

On July 10, 2010, the Company entered into a securities purchase agreement (the “SPA”) with GGEC America and its parent, GGEC, the primary manufacturer of our products. Pursuant to the SPA, the Company issued to GGEC America: (i) 6,000,000 shares of unregistered Common Stock, (ii) a five (5) year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a three (3) year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $3,000,000 (the “GGEC Transaction”). Unrelated to the transaction described in this paragraph, the number of shares for the warrant in (iii) was amended September 15, 2011 to 1,817,265 shares of common stock at an exercise price of $0.75 per share. Concurrently therewith, the Company entered into a debt extinguishment agreement, whereby GGEC America agreed to cancel $3,000,000 of notes payable and other liabilities. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $2,900,981 as determined by a third party valuation.  As a result of this transaction the company recorded gain on debt extinguishment of $99,019.

BANK DEBT

On February 24, 2011, we opened a revolving credit line with Bank SinoPac with up to $5,000,000 in borrowing availability.  Under the agreement, we assign invoices to SinoPac for a borrowing base and can borrow a percentage of the receivable (60% – 75% of the invoice value depending on historical dilution which is primarily the dollar value of credits for returns against the original invoice value) to use for working capital purposes. There is a factoring fee of 0.2% for each invoice assigned. Payments from the customer go directly to SinoPac. SinoPac receives and applies the payment for the factored invoice to reduce the loan balance. The remaining funds, if any, are available for our use. The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at June 30, 2011) plus 1.75%.  The credit line matures January 31, 2012.

As of June 30, 2011, there was $4,950,000 outstanding under the revolving credit line, partially offset by a cash deposit of $913,713 for a net balance of $4,036,287. The cash deposit is the result of the timing of difference of when funds are received and when they are applied to pay down the loan as of June 30, 2011. There was no additional credit available or eligible to borrow based on eligible accounts receivable balances.

On September 28, 2011, we entered into a new revolving credit line with Bank SinoPac with up to $10,000,000 in borrowing availability. This agreement replaces the agreement signed on February 24, 2011. As is in the earlier loan, under the agreement, we assign invoices to SinoPac for a borrowing base and can borrow a percentage of the (60% – 75% depending on historical dilution) receivable to use for working capital purposes. There is a factoring fee of 0.1% for each invoice assigned. Payments go directly to SinoPac. After SinoPac applies the payment to the factored invoice, paying down the loan balance, the remaining funds, if any, are available for our use. The revolving credit line’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at September 30, 2011) plus 1.75%.  The credit line matures September 30, 2012.

The credit line is secured by certain of our assets.  The credit line contains standard financial covenants that require us to comply with minimum quarterly liquidity and profitability thresholds and standard non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

As of June 30, 2011, we were in not in compliance with the financial covenants of the Bank SinoPac asset based loan agreement. We have not received a waiver of our covenant violation as of June 30, 2011 and are still in process of obtaining the waiver.

NOTE 10 - RELATED PARTY TRANSACTIONS AND COMMITMENT

For the first three months of the year ended June 30, 2010, the Company paid $20,000 per month as a management fee to an entity owned by our former Chairman of the board of directors, Mr. Arthur Liu, for the services provided such as accounting, shipping and receiving, and general administrative. The Company also paid an average of $6,237 per month to the same entity for rent as it shares the offices, test laboratories and warehouse facilities with the related entity. The rent allocation was 40% of the rent payable by the related entity to the landlord.   Beginning October 1, 2009, the Company entered into a new agreement with the related entity whereby AuraSound provided its own management services and paid 23% of the rent paid to the landlord and certain allocable expenses.  A total of $53,997 was paid to the related party for rent and allocable expenses during the year ended June 30, 2010.

As of June 30, 2010, the total amount of $460,198 was due to the affiliate for various costs and expenses.

We ended the management services and rent in the year ended June 30, 2011, with no expenses recognized for either, and have no further commitment to Mr. Liu or any other related party.

GGEC provides manufacturing services to AuraSound and in the year ending June 30, 2011 we purchased $58,503, 393 in goods and services from them, representing approximately 85% of our cost of sales.

NOTE 11 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The following table summarizes the Company’s preferred stock at June 30, 2011 and June 30, 2010:

Par value $0.01	June 30, 2011	June 30, 2010
Authorized	3,333,333	3,333,333
Issued	—	—
Outstanding	—	—

COMMON STOCK

The following table summarizes the Company’s common stock at June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010
Par value $0.01
Authorized	100,000,000	16,666,667
Issued	16,629,654	4,678,662
Outstanding	16,629,654	4,678,662

WARRANTS

The following is a summary of the status of the warrants outstanding as of June 30, 2011:

In July 2010, we modified 3,001,945 warrants whereby the anti-dilution provisions were waived in connection for a two year extension of the warrants. There was no fair value adjustment necessary for the warrant adjustment as the fair values before and after the adjustment were approximately equal. The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions; Pre-modification; Expected term 2 years; Volatility 47%; annual dividend per share $ 0.00; and risk-free interest rate 0.6%. Post-modification; Expected term 4 years; Volatility 46%; annual dividend per share $ 0.00; and risk-free interest rate 1.4%.

	Outstanding		Exercisable
Exercise Price	Shares	Weighted Average Contractual Life (Months)	Shares	Intrinsic value
$0.50	5,445,669	59	5,445,669	$2,722,834
0.75	2,697,265	36	2,697,265	$674,316
1.00	6,000,000	60	6,000,000	$—
	14,142,934		14,142,934	$3,397,151

The following table summarizes the activity for all stock warrants outstanding at June 30, 2011:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding June 30, 2009	18,001,667	$8.41	3.01 years	—
Split adjusted Nov 12,2009	(3,001,945)	$9.00
Split adjusted Nov 12,2009	3,001,945	$1.50
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding June 30, 2010	3,001,945	$1.50	2.00 years	—
Granted	11,140,989	$0.82
Amended June 10, 2010	(3,001,945)	$1.50
Amended June 10, 2011	3,001,945	$0.50
Exercised	—	—
Cancelled	—	—
Outstanding June 30, 2011	14,142,934	$0.76	2.9 years	$3,397,151
Exercisable, June 30, 2011	14,142,934	$0.76	2.9 years	$3,397,151

On September 15, 2011, the Warrant for 2,317,265 common shares issued to GGEC on July 10, 2010 was voided and replaced with a warrant for 1,817,265 common shares.

NOTE 12 - INCOME TAXES

The provision for income taxes consists of the following for the year ended June 30, 2011:

2011
Current
Federal	$482,585
State	140,218
Total Current	$622,803

The Company did not record any income tax expense due to net loss during the year ended June 30, 2010. The actual tax benefit differs from the expected tax benefit computed by applying the United States corporate tax rate of 40% to income or loss before income taxes as follows for the years ended June 30, 2011 and 2010:

	2011	2010
Expected tax(expense) benefit	34%	34%
State income taxes, net of federal (expense) benefit	6	6
Other changes in valuation allowance	(-)	(40)
Total	40%	—%

The following table summarizes the significant components of the Company's deferred tax asset at June 30, 2011, and 2010:

	2011	2010
Deferred tax asset due to:
Net operating loss:	$5,246,860	$5,361,680
Trade Accounts receivable	230,505	—
Inventory	87,683	—
Intangibles	184,169	—
Goodwill	(163,498)	—
Property & Equipment	(141,022)	—

State Income taxes	47,674	—

Net deferred tax asset	$5,492,371	$5,361,680
Valuation allowance	$(5,492,371)	$(5,361,680)

Aurasound has significant federal and state income tax net operating losses that expires through June 30, 2030. The net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. A full valuation allowance is recorded against the net operating losses carryforwards due to uncertainty regarding their utilization.

We filed income tax return in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2011, the tax returns for AuraSound, Inc. for the years ending June 30, 2007 to June 30, 2011 remain open to examination by the Internal Revenue Service and various state tax authorities.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of June 30, 2011, we had no uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

NOTE 13- MAJOR CUSTOMERS AND MAJOR VENDORS

The Company had one major customer during the year ended June 30, 2011 which accounted for 77% of its sales. The Company had three major customers during the year ended June 30, 2010 which accounted for 85% of its sales. The receivables due from these customers as of June 30, 2011 and 2010 totaled $8,280,260 and $2,901,330 respectively.

The Company had one major vendor during the year ended June 30, 2011 which accounted for 72% of the Company’s purchases. This major vendor was GGEC, a related party. The amount due this vendor as of June 30, 2010 totaled $25,401,346.The Company had one major vendor during the year ended June 30, 2010 which accounted for 100% of the Company’s purchases. The amount due this vendor as of June 30, 2010 totaled $5,581,243.

NOTE 14 - SUBSEQUENT EVENTS

•         On July 27, 2011, the Board of Directors (the “Board”) of AuraSound, Inc. (the “Company”) approved and adopted the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).

The 2011 Plan is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants and stock appreciation rights.  Participants in the 2011 Plan may be granted any one of the above equity awards or any combination thereof, as determined by the Board.  A maximum of 5,000,000 shares of common stock may be issued and sold under all awards granted under the 2011 Plan.  The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any calendar year shall be 200,000.

The Board may delegate administration of the 2011 Plan to a committee comprised of no fewer than two members of the Board, which shall have such powers and authority as may be necessary or appropriate to administer the 2011 Plan.  Any person who is an employee of or a consultant or other service provider to the Company or any affiliate thereof, or any person who is a non-employee director of the Company is eligible to be designated by the administrator of the 2011 Plan to receive awards and become a participant under the 2011 Plan.

Unless previously terminated by the Board, the 2011 Plan will terminate on July 27, 2021, which is the tenth anniversary of the date of its adoption by the Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: October 13, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President, Chief Executive Officer and Chief Financial Officer
(Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of AuraSound, Inc., do hereby constitute and appoint Harald Weisshaupt as our true and lawful attorney-in-fact and agent with power of substitution, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Tsui	Director and Chairman of the Board	October 13, 2011
Danny Tsui

/s/ Harald Weisshaupt	Director, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 13, 2011
Harald Weisshaupt

/s/ Robert Tetzlaff	Director	October 13, 2011
Robert Tetzlaff

/s/ Kobe Zhang	Director	October 13, 2011
Kobe Zhang

/s/ William H. Kurtz	Director	October 13, 2011
William H. Kurtz

/s/ Pete Andreyev	Director	October 13, 2011
Pete Andreyev

