Form 10-K/A
period 2011-06-30
AuraSound, Inc.
filed 2011-10-18
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2011 (the “Form 10-K”) in order to file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-K/A, we are not amending any other part of the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

2

TABLE OF CONTENTS

		Page
Part IV
Item 15.	Exhibits and Financial Statement Schedules	4

Signatures		7

3

ITEM 15.	EXHIBITS.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Share Exchange dated June 7, 2007 among AuraSound, Inc. and the shareholders of AuraSound, Inc. on the one hand, and Hemcure, Inc., Bartly J. Loethen and Synergy Business Consulting LLC, on the other hand.(1)

3..1	Articles of Incorporation.(2)

3.2	By-Laws.(1)

4.1	Specimen Certificate of Common Stock.(3)

4.2	Form of Warrant issued to GP Group, LLC.(4)

4.3	Form of Warrant issued to former warrant holders of AuraSound.(4)

4.4	Form of Warrant issued to investors in our Unit Offering closed on June 7, 2007.(1)

4.5	AuraSound, Inc. 12% Promissory Note, dated December 29, 2006, in the amount of $750,000 issued to Mapleridge Insurance Services.(4)

4.6	AuraSound, Inc. 10% Promissory Note, dated January 29, 2007, in the amount of $500,000 issued to Westrec Properties, Inc. & Affiliated Companies 401(k) Plan.(4)

4..7	AuraSound, Inc. 12% Promissory Note, dated February 5, 2007, in the amount of $500,000 issued to Apex Investment Fund, Ltd.(4)

4.8	AuraSound, Inc. 12% Promissory Note, dated April 2, 2007, in the amount of $500,000 issued to Clearview Partners, LLC.(4)

4.9	AuraSound, Inc. 12% Promissory Note, dated February 14, 2007, in the amount of $200,000 issued to YKA Partners, Ltd.(4)

4.10	Warrant issued to Sunny World Associates Limited in conjunction with the completion of the asset purchase on July 31, 2010.(10)

4.11	Warrant issued to GGEC America, Inc. in conjunction with the securities purchase dated July 10, 2010.(10)

4.12	Warrant issued to GGEC America, Inc. in conjunction with the securities purchase dated July 10, 2010.(10)

4.13	Warrant issued to InSeat Solutions, LLC in conjunction with the debt conversion dated July 10, 2010.(10)

4

10.1	$10.0 Accounts Receivable Credit Facility with Bank SinoPac(4)

10.2	$2.0 million Letter of Credit Facility with Bank SinoPac(4)

10.3	Agreement to Convert Debt dated October 15, 2007 between the registrant and Arthur Liu(5)

10.4	Promissory Note dated March 3, 2008 in the amount of $461,080 in favor of InSeat Solutions, Inc.(7)

10.5	Nonbinding letter of intent dated October 7, 2008 between AuraSound, Inc. and GGEC America.(8)

10.6	Asset Purchase Agreement dated July 10, 2010 between AuraSound, Inc., ASI Holdings Limited and ASI Audio Technologies, Inc.(11)

10.7	Amendment No. 1 dated July 31, 2010 to Asset Purchase Agreement dated July 10, 2010 between AuraSound, Inc., ASI Holdings Limited and ASI Audio Technologies, Inc.(10)

10.8	Securities Purchase Agreement dated July 10, 2010 between AuraSound, Inc., GGEC America, Inc. and Guoguang Electric Company Limited.(10)

10.9	Manufacturing Agreement dated July 30, 2010 between AuraSound, Inc. and Guoguang Electric Company Limited.(10)+

10.10	Debt Conversion Agreement dated July 10, 2010 between AuraSound, Inc. and InSeat Solutions, LLC.(10)

10.11	Employment Agreement dated July 31, 2010 between AuraSound, Inc. and Harald Weisshaupt.(10)

10.12	Non-Competition Agreement dated July 31, 2010 between AuraSound, Inc. and Harald Weisshaupt.(10)

10.13	Lock-Up Agreement dated July 31, 2010 among AuraSound, Inc., Sunny World Associates Limited and Faithful Aim Limited.(10)

16.1	Letter from Kabani & Company, Inc., dated May 6, 2011, to the Securities and Exchange Commission regarding the change in certifying accountant.(9)

21	Subsidiaries of Registrant.**

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.(12)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.(12)

32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(12)

101.INS	XBRL Instance Document.(12)

101.SCH	XBRL Taxonomy Schema Document.(12)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.(12)

101.LAB	XBRL Taxonomy Label Linkbase Document.(12)

5

101.PRE	XBRL Taxonmy Presentation Linkbase Document.(12)

+ A portion of this document has been redacted in connection with a confidential treatment request.

** Previously filed.

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

6

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: October 18, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President, Chief Executive Officer and Chief Financial Officer
(Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Tsui	Director and Chairman of the Board	October 18, 2011
Danny Tsui

/s/ Harald Weisshaupt	Director, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 18, 2011
Harald Weisshaupt

/s/ Robert Tetzlaff	Director	October 18, 2011
Robert Tetzlaff

/s/ Kobe Zhang	Director	October 18, 2011
Kobe Zhang

/s/ William H. Kurtz	Director	October 18, 2011
William H. Kurtz

/s/ Pete Andreyev	Director	October 18, 2011
Pete Andreyev

* By:	/s/ Harald Weisshaupt
Harald Weisshaupt
As Attorney-in-Fact

7