Form 10-Q
period 2011-09-30
AuraSound, Inc.
filed 2011-11-14
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 16,978,455 shares of the issuer’s common stock, $0.01 par value per share issued and outstanding.

AuraSound, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AURASOUND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND JUNE 30, 2011

(UNAUDITED)

	September 30, 2011	June 30, 2011*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,455,241	$1,824,594
Restricted Cash	100,000	100,000
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $204,645 at September 30, 2011 and $578,657 at June 30, 2011	10,011,601	14,031,596
Inventory	12,517,762	15,550,960
Other current assets	156,733	108,049
TOTAL CURRENT ASSETS	24,241,337	31,615,199

Property and Equipment, net	610,184	482,503

Intangible Assets, net	3,545,662	3,750,163

Goodwill	6,424,314	6,424,314
TOTAL ASSETS	$34,821,497	$42,272,179

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,420,412	$2,940,602
Related party payables	23,793,597	28,255,349
Accrued expenses	510,085	469,403
Accrued taxes	622,803	622,803
Due to Sinopac, net	1,550,613	4,036,287
Shares to be issued	—	310,696
TOTAL CURRENT LIABILITIES	$28,897,510	$36,635,140

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 3,333,333 shares authorized and none outstanding at September 30, 2011 and June 30, 2011	—	—
Common stock - $0.01 par value, 100,000,000 shares authorized at September 30, 2011 and June 30, 2011; 16,978,455 issued and outstanding at September 30, 2011;16,629,654 issued and outstanding on June 30, 2011	$169,785	$166,297
Additional paid in capital	42,662,855	42,355,646
Accumulated deficit	(36,908,653)	(36,884,904)
Total stockholders' equity	5,923,987	5,637,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,821,497	$42,272,179

*Amounts derived from the audited financial statements for the year ended June 30, 2011

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

(UNAUDITED)

	For the three months-ended
	September 30, 2011	September 30, 2010

Net revenue	$15,126,906	$10,971,201

Cost of sales	13,517,502	9,771,021

Gross Profit	1,609,404	1,200,180

Research and development expenses	203,448	128,448
Selling, general and administrative expenses	1,181,822	899,945
Amortization	204,501	136,334

Total operating expenses	1,589,771	1,164,727

Income (loss) from operations	19,633	35,453

Interest expenses, net	42,809	—
Other expense	572	—

Income (loss) before income tax	(23,748)	35,453

Provision for Income taxes	—	—

Net income (loss)	$(23,748)	$35,453

Earnings (loss) per share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average common shares outstanding
Basic	16,876,089	10,781,397
Diluted	16,876,089	25,967,355

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

(UNAUDITED)

	For the three months-ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,748)	$35,453
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for bad debts and sales returns	(342,096)	132,649
Provision for obsolete inventory	—	(275,639)
Depreciation	29,164	5,967
Amortization	204,501	136,334
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	4,362,091	(1,365,796)
Inventory	3,033,198	(6,147,786)
Other assets	(48,684)	(27,326)
Accounts payable	(4,981,941)	10,462,317
Accrued expenses	40,682	31,415
Other	—	(25,000)
Net cash provided by operating activities	2,273,167	2,962,588

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(156,845)	(1,529)
Cash acquired in acquisition of net assets and liabilities of ASI	—	154,970
Net cash provided by (used in) investing activities	(156,845)	153,441

CASH FLOWS FROM FINANCING ACTIVITIES
Net Line of Credit (payments)/borrowing from Sinopac	(2,485,675)	—
Net cash (used in) financing activities	(2,485,675)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(369,353)	3,116,029

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,824,594	129,939

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,455,241	$3,245,968

SUPPLEMENTAL DISCLOSURES:
Cash paid during the three months for:
Interest	$33,657	$—
Income tax	$12,333	$—

Conversion of accounts payable and accrued expenses to equity	$—	$3,000,000
Conversion of related party notes payable to equity	$—	$1,904,309
Issuance of Common Stock and Warrants for purchase of net assets and liabilities of ASI	$310,696	$6,349,205

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS - AuraSound, Inc. (the “Company,” “AuraSound,” “we,” “us” or “our”) specializes in the design, manufacture and sale of high-fidelity loudspeakers and complete audio solutions. Our headquarters is in Santa Ana, California, our manufacturing is sourced from mainland China, and we have sales and support offices in Hong Kong, Taiwan and mainland China. We have over 20 years of experience delivering industry leading audio solutions to the professional and consumer markets. With our acquisition of ASI in July 2010 we moved from being an audio component supplier to a provider of complete audio solutions which has helped fuel our growth over the past year. Our products have been recognized worldwide via exceptional product reviews, and we differentiate ourselves by offering superior products based on patented technologies. We have an impressive portfolio of customer and technology partners, including many of the leading worldwide brands. We believe our leadership team and internal management processes are among the best in our industry. Our mantra is to deliver the “Ultimate Vision in Sound”.

COMPANY BACKGROUND - Hemcure, Inc. (“Hemcure”) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, Hemcure was reincorporated in the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation, and the corresponding adoption of Nevada Articles of Incorporation. On June 7, 2007, Hemcure acquired AuraSound, Inc. Aura Sound, a California corporation, was incorporated on July 28, 1999 to engage in the development, commercialization, and sale of audio products, sound systems, and audio components using electromagnetic technology. On February 12, 2008, the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

On July 10, 2010, AuraSound, Inc. entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited, a Hong Kong corporation (“ASI Holdings”), and its wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona”), pursuant to which AuraSound agreed to acquire substantially all of the business assets and certain liabilities of ASI Holdings and ASI Arizona (the “ASI Transaction”). This acquisition added the television soundbar product line that is the majority of our current business. See Notes 4 and 8 for additional information.

NOTE 2 - BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS - The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on October 13, 2011. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and disclose the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining fair value of convertible debt and warrants, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions. Reclassifications of prior year’s data have been made to conform to 2011 classifications.

GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2011, the Company incurred losses of $23,748. The Company had an accumulated deficit of $36,908,653 as of September 30, 2011. During the fiscal year ended June 30, 2011, the Company realized net income of $953,885. During the year ended June 30, 2010, the Company incurred losses of $2,238,947. Until fiscal year 2011, the Company had never been profitable and there can be no assurances that it will remain profitable or that it will survive as a public company. We are in violation of the covenants of our Line of Credit and New Line of Credit (as defined elsewhere herein) as of both June 30, 2011 and September 30, 2011, respectively. These issues raise substantial doubt regarding our ability to continue as a going concern.

The Company is taking many measures to improve its operations and ultimate financial position. As seen by the financial results since the ASI acquisition, our revenue and profit generation opportunities have dramatically improved. Internally, the Company has continued to invest in new product and market development resulting in possible new revenue sources. The Company is developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs. Externally, the Company has recently renegotiated an expanded credit agreement and is investigating other alternatives to access additional financing. However, there are no guarantees that any of these efforts will be successful.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of AuraSound, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS - The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as selling, general and administrative expense.The Company records reductions to revenue for estimated customer sales returns, rebates and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms and current conditions.

Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of September 30, 2011 and June 30, 2011, the allowance for doubtful accounts and sales returns amounted to $204,645 and $578,657, respectively.

PROPERTY, PLANT & EQUIPMENT - As of September 30, 2011 and June 30, 2011, the Company had net property, plant and equipment in the amount of $610,184 and $482,503, respectively consisting of the following:

	September 30, 2011	June 30, 2011
	Unaudited	Audited

Machinery and equipment	$29,479	$29,479
Tooling	444,503	353,172
Computer software and equipment	10,369	10,369
Leasehold improvements	56,927	56,927
Furniture and Fixture, office equipment	204,360	138,847
Total property and equipment	745,638	588,794
Accumulated depreciation	(135,454)	(106,291)
Net value of property and equipment	$610,184	$482,503

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals, if any, are included in the results of operations.

WARRANTY LIABILITY - Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period(generally one year) after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors such as return rates and repair costs, which are reviewed quarterly.

Our warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued liabilities in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. As of September 30, 2011 and June 30, 2011, the warranty accrual amounted to $232,048 and $220,118, respectively.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE - Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities are not included in the diluted loss per share calculation due to net losses from continuing operations the quarter ended September 30, 2011 so there is no difference to reconcile for the weighted average shares outstanding for basic and diluted net income per share for the quarter ended September 30, 2011.

At September 30, 2011 the Company had 13,642,934 potentially dilutive warrant shares outstanding and not included in the diluted loss per share calculation due to net losses from continuing operations.

The difference in the weighted average shares outstanding used in the calculation of basic and diluted earnings per share for three months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Net Income (loss)	$(23,748)	$35,453

Basic:
Weighted average common shares outstanding	16,876,089	10,781,397

Shares used in computation of basic net income per share	16,876,089	10,781,397

Net Income (loss) per share - basic	$(0.00)	$0.00

Diluted:
Shares used in computation of basic net income (loss) per share	16,876,089	10,781,397

Net shares assumed issued using the treasury stock method for outstanding common stock warrants	—	15,185,958

Shares used in computation of diluted net income (loss) per share	16,876,089	25,967,355

Net Income (loss) per share - diluted	$(0.00)	$0.00

Warrants having exercise prices that are greater than the per share market price for our common stock, if any, have also been excluded from the diluted per share calculation for fiscal year 2011 and the three months ended September 30, 2011. There were 6,000,000 shares represented by such warrants for fiscal year 2011 and no shares represented by such warrants as of September 30, 2011.

NEW ACCOUNTING PRONOUNCEMENTS - In August 2011, the Financial Accounting Standards Board (“FASB”) amended guidance relating to Testing Goodwill for Impairment.The amendments in this Accounting Standards Update (“ASU”) are intended to simplify how entities, both public and nonpublic test goodwill for impairment in response to concerns regarding the cost and complexity of performing the first of the two-step goodwill impairment test, especially for private companies. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is no longer is permitted to carry forward its detailed calculation of a reporting unit’s FV from a prior year as previously permitted by paragraph 350-20-35-29. An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. These amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment – which is designated for evaluation under a separate FASB project. The new guidance is effective for fiscal years beginning after December 15, 2011 for public and nonpublic entities. The adoption of these amendments is not expected to have a material impact on our condensed consolidated financial statements.

RECLASSIFICATIONS - Certain items related to fiscal year 2011 in the accompanying consolidated financial statements have been reclassified from the prior year to conform to the current year presentation.

NOTE 4 - ACQUISITION

On July 10, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited (“ASI Holdings”) and ASI Holdings’ wholly-owned subsidiary, ASI Audio Technologies, LLC (“ASI Arizona” and collectively with ASI Holdings, “ASI”). The total purchase price was a fair value of $6,366,775 determined by an outside valuation expert. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the business assets and certain liabilities of ASI, in exchange for the issuance of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of the Company (“Common Stock”) to the two shareholders of ASI Holdings, including the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings, which is controlled by Harald Weisshaupt, our President and Chief Executive Officer, and a five (5) year warrant to purchase an aggregate of 3,000,000 shares of Common Stock (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”) with vesting based on certain milestones. These milestones were not met in the fiscal year ended June 30, 2011. If the milestones are not met, the warrants expire with no additional adjustments to paid in capital.

Pursuant to the Asset Purchase Agreement, Sunny World received 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, received 10% of the ASI Transaction Shares.

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

PROFORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of the ASI acquisition, presented in the aggregate, had been completed on July 1, 2010.

For the three months ended
September 30, 2010

Net sales	$13,564,464
Income from operations	$273,188
Net income	$251,847

NOTE 5 - INVENTORIES

Inventories consisted of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Raw materials	$3,068,998	$2,153,802
Finished goods	9,448,764	13,397,158
Inventory	$12,517,762	$15,550,960

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Warranty	$232,048	$220,118
Deferred Rent	111,608	82,780
Accrued payroll and other	166,429	166,505
Total	$510,085	$469,403

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Average		9/30/2011
	Useful Life		Accumulated
	(Years)	Gross	Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	10	$2,200,000	$(256,676)	$1,943,324
Non-compete agreement	3	1,600,000	(616,000)	984,000
Trade name	10	700,000	(81,662)	618,338
		$4,500,000	$(954,338)	$3,545,662

Amortization expense for the quarters ended September 30, 2011, and September 30, 2010 totaled $204,501 and $136,334, respectively. The Company estimates that the total amortization expense for the next five years will be as follows:

2012	$618,832
2013	823,333
2014	339,333
2015	290,000
2016	290,000
Thereafter	1,184,164
Total	$3,545,662

NOTE 8- DEBT

RELATED PARTY NOTES

Arthur Liu Notes

Notes payable to related party at June 30, 2011 and June 30, 2010 equaled $0 and $1,264,791, respectively, and consisted of notes to Inseat Solutions, LLC, an entity owned by our former Chief Executive Officer, Arthur Liu. These notes were of various dates and all bore interest at 8% per annum, with principle and interest due on demand. Interest expense for the year ended June 30, 2011 and June 30, 2010 amounted to $0 and $101,162, respectively. As of June 30, 2011 and June 30, 2010, the accrued interest on the notes payable related to these notes amounted to $0 and $227,814, respectively.

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

GGEC Notes - Securities Purchase Agreement

On July 10, 2010, the Company entered into a securities purchase agreement (the “SPA”) with GGEC America and its parent, GGEC, the primary manufacturer of our products. Pursuant to the SPA, the Company issued to GGEC America: (i) 6,000,000 shares of unregistered Common Stock, (ii) a five (5) year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a three (3) year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $3,000,000 (the “GGEC Transaction”). Concurrently therewith, the Company entered into a debt extinguishment agreement, whereby GGEC America agreed to cancel $3,000,000 of notes payable and other liabilities. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $2,900,981 as determined by a third party valuation. As a result of this transaction the company recorded gain on debt extinguishment of $99,019 in fiscal year 2011.

BANK DEBT

On February 24, 2011, we opened a Line of Credit with Bank SinoPac with up to $5,000,000 in borrowing availability (the “Line of Credit”). Under the agreement, we assign invoices to SinoPac for a borrowing base and can borrow a percentage of the receivable (60% – 75% of the invoice value depending on historical dilution, which is primarily the dollar value of credits for returns against the original invoice value) to use for working capital purposes. There is a factoring fee of 0.2% for each invoice assigned. Payments from the customer go directly to SinoPac. SinoPac receives and applies the payment for the factored invoice to reduce the loan balance. The remaining funds, if any, are available for our use. The Line of Credit’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at September 30, 2011) plus 1.75%. The credit line matures January 31, 2012.

On September 28, 2011, we entered into a new revolving credit line with Bank SinoPac with up to $10,000,000 in borrowing availability (the “New Line of Credit”). This New Line of Credit replaced the Line of Credit signed on February 24, 2011. The New Line of Credit is consistent with the Line of Credit insofar as we assign invoices to SinoPac for a borrowing base and can borrow a percentage of the (60% – 75% depending on historical dilution) receivable to use for working capital purposes. There is a factoring fee of 0.1% for each invoice assigned. Payments go directly to SinoPac. After SinoPac applies the payment to the factored invoice and pays down the loan balance, the remaining funds, if any, are available for our use. The New Line of Credit’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at September 30, 2011) plus 1.75%. The New Line of Credit matures September 30, 2012.

As of September 30, 2011, there was $1,758,294 outstanding under the Line of Credit, partially offset by a cash deposit of $207,681, resulting in a net balance of $1,550,613. As of June 30, 2011, there was $4,950,000 outstanding under the Line of Credit, partially offset by a cash deposit of $913,713, resulting in a net balance of $4,036,287. The cash deposits are the result of the timing of the difference when the funds are received and when they are applied to pay down the loan at September 30, 2011 and June 30, 2011 respectively.

As of June 30, 2011 and September 30, 2011, there was $963,713 and $3,449,387, available under the Line of Credit, respectively.

The credit line is secured by certain of our assets. As of September 30, 2011, we had $3,171,217 pledged as security for the credit line. As of June 30, 2011, we had $8,798,414 pledged as security for the credit line. The credit line contains standard financial covenants that require us to comply with minimum quarterly liquidity and profitability thresholds and standard non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

As of June 30, 2011 and September 30, 2011, we were in not in compliance with the financial covenants of the Line of Credit. We have not received a waiver of our covenant violation as of June 30, 2011 or September 30, 2011 but are in the process of obtaining a waiver. As a consequence, our borrowing availability is limited to $5,000,000 under the terms of the February 24, 2011 agreement.

NOTE 9 - RELATED PARTY TRANSACTIONS AND COMMITMENT

GGEC provides manufacturing services to AuraSound, Inc. In the three-months ending September 30, 2011 we purchased $4,947,214 in goods and services from GGEC, representing approximately 37% of our cost of sales.

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The following table summarizes the Company’s preferred stock at September 30, 2011 and June 30, 2011:

Par value $0.01	September 30, 2011	June 30, 2011
Authorized	3,333,333	3,333,333
Issued	—	—
Outstanding	—	—

COMMON STOCK

The following table summarizes the Company’s common stock at September 30, 2011 and June 30, 2011:

Par value $0.01	September 30, 2011	June 30, 2011
Authorized	100,000,000	100,000,000
Issued	16,978,455	16,629,654
Outstanding	16,978,455	16,629,654

WARRANTS

The following is a summary of the status of the warrants outstanding as of September 30, 2011:

In July 2010, we modified 3,001,945 warrants to waive the anti-dilution provisions in exchange for a two year extension of the warrants. There was no fair value adjustment necessary for the warrant adjustments, as the fair values before and after the adjustment were approximately equal. The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:pre-modification; expected term of 3 years; volatility of 47%; annual dividend per share of $ 0.00; and risk-free interest of rate 0.6%. Post-modification fair values were estimated using the following assumptions:expected term of 4 years; volatility of 46%; annual dividend per share of $ 0.00; and risk-free interest rate of 1.4%.

	Outstanding		Exercisable
Exercise Price	Shares	Weighted Average Contractual Life (Months)	Shares	Intrinsic value
$0.50	5,445,669	59	5,445,669	$7,079,369
$0.75	2,197,265	36	2,197,265	$2,307,128
$1.00	6,000,000	60	6,000,000	$4,800,000
	13,642,934		13,642,934	$14,186,497

The following table summarizes the activity for all stock warrants outstanding at September 30, 2011:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, June 30, 2011	14,142,934	$0.76	2.9 years	$3,397,151

Voided September 15, 2011	(2,317,265)	$0.75	1.8 years	$(2,433,128)
Replaced September 15, 2011	1,817,265	$0.75	1.8 years	$1,908,128
Exercised	—	—
Cancelled	—	—
Outstanding September 30, 2011	13,642,934	$0.76	2.7 years	$14,186,497
Exercisable, September 30, 2011	13,642,934	$0.76	2.7 years	$14,186,497

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Under the provisions of the Accounting Standards Codification (“ASC”) 820, FairValue Measurements and Disclosures, there are three levels of inputs that may be used to measure fair value:

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

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets within sufficient volume or infrequent transactions (less active markets),or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities during any period presented.

Level 3 Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. In determining fair value of the warrants outside valuation firms were used to help assess the value of the warrants under ASC 820. Level 1, 2 and 3 inputs to the approaches listed below were considered in determining the fair value of the warrants issued. Due to the lack of volume in the trading of our common stock, the last trading price was not considered representative of fair value. Other valuation factors were considered to determine fair value such as:

•	Discounted Cash Flow Model
•	Market Approach using Guideline Companies

•	Cost Approach
•	AuraSound Market Indication
•	Option Pricing Models to determine marketability discount.

NOTE 11- MAJOR CUSTOMERS AND MAJOR VENDORS

We had one major customer during the three months ended September 30, 2011 which accounted for 70% of our sales and another that accounted for 14% of our sales. We had three major customers during the year ended September 30, 2010 which accounted for 85% of our sales. The receivables due from these customers as of September 30, 2011 and 2010 totaled $8,115,707 and $8,357,898 respectively.

We had one major vendor during the year ended September 30, 2011 which accounted for 63% of our purchases. This major vendor was GGEC. The amount due to this vendor as of September 30, 2011 totaled $23,793,597. We had the same major vendor during the three months ended September 30, 2010 which accounted for in excess of 90% of our purchases. The amount due this vendor as of September 30, 2010 totaled $27,399,133.

NOTE 12. SUBSEQUENT EVENTS

On October 31, 2011, we issued 1,344,000 options with a strike price of $0.47 after such options and issuance of such options were approved by our Board of Directors.

Other than the above paragraph, we have evaluated events or transactions that occurred after the balance sheet date of September 30, 2011 through the date of this filing and have identified no such events or transactions which require adjustment to, or disclosure in, these financial statements.

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

The following is a non-comprehensive list of important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this report:

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

For additional information regarding these and other risks, please see the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Basis of Presentation

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three months ended September 30, 2011 and 2010, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We specialize in the design, manufacture and sale of high-fidelity loudspeakers and complete audio solutions. Our headquarters is in Santa Ana, California, our manufacturing is sourced from mainland China, and we have sales and support offices in Hong Kong, Taiwan and mainland China. We have over 20 years of experience delivering industry leading audio solutions to the professional and consumer markets. With our acquisition of ASI in July 2010, we moved from being an audio component supplier to a provider of complete audio solutions, which has helped fuel our growth over the past year. We have been recognized worldwide via various product reviews, and we differentiate ourselves by offering what we believe to be superior products based on patented technologies. We have an impressive portfolio of customer and technology partners, including many of the leading worldwide brands. Our leadership team and internal management processes are among the best in our industry. Our mantra is to deliver the “Ultimate Vision in Sound”.

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

We derive revenue from three primary product categories:

1.	Consumer Audio consists primarily of our TV Soundbar products, which are primarily sold as OEM products. This product category was the primary business acquired in the ASI Transaction.

2.	Embedded TV Speakers for both televisions and monitors that feature excellent acoustics, compact designs for LCDs and patented technology. This product category was a small revenue generator before the ASI Transaction since then, has grown substantially.

3.	Specialty Audio, is comprised of our Aura branded Drivers, Transducers and Audio Solutions for the professional and high end audio market. This product category remains from our business prior to the ASI transaction.

Manufacturing

We outsource a majority of our product manufacturing and some testing and development functions to GGEC. The manufacturing campus of GGEC is located in Guangzhou, China and consists of 1,200,000 square meters with more than 26 production lines. The plant is also ISO-9001, ISO 14000, TS16949 and QS-9000 certified and contains: extensive research and development facilities; a full range of testing facilities including one of China’s largest anechoic chamber used for loudspeaker design; research labs for magnetics, cone materials, vibrations and speaker systems design; an engineering library; office space; and a show room. The facility also has extensive warehousing and full living accommodations for the staff.

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

In June 2011, we further increased our manufacturing capacity by adding another factory in Wuhan, China in partnership with Proview Technology (a subsidiary of Proview International Holdings, Ltd) (“Proview”). The facility consists of 54,000 square meters and the capability for up to 32 production lines for speakers, soundbars, NRT, SMT and soldering. Initial shipments from the factory started in July 2011, with a focus on producing AuraSound’s consumer audio solutions, specifically its TV soundbars, and proprietary speaker drivers. This facility delivered 1% of our shipments in the three month period ending September 30, 2011 and continues to ramp up to meaningful production levels.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our management discussion and analysis. Some of our accounting policies require us to make difficult and subjective judgments, often resulting from the need to make estimates on matters that are inherently uncertain. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION - The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred; the fee to its customer is fixed and determinable; and collection of the resulting receivable is reasonably assured. Delivery is considered complete when products have been shipped to the customer, title and risk of loss has transferred to the customer, and customer acceptance has been satisfied. The Company records reductions to revenue for estimated customer sales returns, rebates and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting the Company’s accrual for estimated customer returns include estimated return rates, the number of units shipped that have a right of return and those that the customer has an obligation to buy back which has not expired as of the balance sheet date.

VENDOR REBATES -The Company may receive consideration from vendors in the normal course of business in form of cash or product. The Company recognizes a reduction of cost of goods sold when the rebate is received.

WARRANTY LIABILITY -Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period, (generally one year) after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which are reviewed quarterly.

Our warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued liabilities in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. As of September 30, 2011 and June 30, 2011, the warranty accrual amounted to $232,048 and $220,118, respectively.

INVENTORY RESERVES - We establish inventory reserves for estimated obsolescence, unmarketable, or slow-moving inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value (based upon assumptions about future demand and market conditions). If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of September 30, 2011 and June 30, 2011, there was no allowance for obsolescence.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS INCLUDING GOODWILL - We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair value of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred, and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Any restructuring charges associated with a business combination are expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

The results of operations of acquired businesses are included in our Consolidated Financial Statements from the acquisition date.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the fourth fiscal quarter or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of our reportable business unit using a discounted cash flow methodology and then compare the fair values to its carrying value. We concluded that there was no impairment triggering events during fiscal year 2011 or the three months ended September 30, 2011.

RELATED-PARTY TRANSACTIONS -We have significant related-party transactions and agreements, which we believe have been accounted for at fair value.We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

IMPAIRMENT OF LONG-LIVED ASSETS -We evaluate our long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.We had no such asset impairments during the three months ended September 30, 2011 or June 30, 2011.

INCOME TAXES -We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at the three months ended September 30, 2011 and June 30, 2011.

CONTINGENCIES- From time to time, we are involved in disputes, litigation and other legal proceedings. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements: and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Currently, we have no outstanding legal proceedings or claims that require a loss contingency.

STOCK-BASED COMPENSATION - We use the Black-Scholes option-pricing model to determine the fair value of stock options and the closing market price of our common stock on the date of the grant to determine the fair value of our restricted stock and restricted stock units. Stock-based compensation expense is recorded for all stock options, restricted stock and warrants that are ultimately expected to vest as the requisite service is rendered. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock-based awards. As there has been no historical experience to establish a forfeiture rate specific to our company, we estimate the forfeiture rate based on comparable companies forfeiture experience.

The Company authorized no stock options or other equity based compensation for any employees during the three month periods ended September 30, 2011 or September 30, 2010.

RESULTS OF OPERATIONS

Three Months Ending September 30, 2011 Compared to Fiscal Year Ending September 30, 2010

REVENUE

Revenue for the three months ended September 30, 2011 increased by $4,155,705,or 38%, compared to the prior year’s three month period, rising from $10,971,201 to $15,126,906. The increase in sales for the current period was primarily the result of the acquisition of ASI at the end of July 2010.

GROSS PROFIT

Cost of sales for the three months ended September 30, 2011 was $13,517,502 as compared to cost of sales of $9,771,021 for the three months ended September 30, 2010, which resulted in a gross profit for the current period of $1,609,404, compared to a gross profit of $1,200,180 during the prior year. The increase in gross profit for the current period was primarily the result of the acquisition of ASI at the end of July 2010. Gross margin for both periods was essentially the same at just under 11% of revenue.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended September 30, 2011 totaled $203,448, an increase of $75,000, or 58%, from the $128,448 incurred for the same period in the prior year. This increase was the result of several initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to our future growth, and as such, we expect to continue to increase research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2011 increased by $281,877 or 31% to $1,181,822 as compared to $899,945 for the three months ended September 30, 2010. The increase in expenses was due to an increase in expenses associated with our rapid growth including increased labor and travel costs and certain startup and consults expense. Included in the general and administrative expenses for the period ended September 30, 2011 are certain one-time expenses associated with the start up expenses of the Wuhan Factory, consulting expenses associated with the year-end audit and various one times expenses in the amount of $162,885, resulting in an increase of 13% as opposed to 31% in general and administrative expenses compared to the three months period ended September 30, 2010.

We expect that our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, as well as the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

AMORTIZATION EXPENSES

Amortization expenses for the three months ended September 30, 2011 totaled $204,501, an increase from $136,334 incurred for the same period in the prior year period due to the ASI acquisition.

INTEREST EXPENSE

Net interest expense totaled $42,809 for the three month period ended September 30, 2011, compared with net interest expense of $0 for the three month period ended September 30, 2010. Interest charges for the 2012 fiscal year relate to the revolving credit line established with SinoPac Bank in February 2011.

OTHER EXPENSE

Other expense totaled $572 for the three month period ended September 30, 2011, compared with no other income for the three month period ended September 30, 2010.

INCOME TAXES

For the three month period ended September 30, 2011, and the three months ended September 30, 2010. we realized no income tax expense or benefit. We have significant income tax net operating loss carry forwards; however, due to the uncertainty of our being able to realize the deferred tax asset; a reserve equal to the amount of deferred tax benefit has been established as of September 30, 2011 and September 30, 2010.

NET INCOME/(LOSS)

As a result of the above including the startup expenses and one time expenses, there was a net loss for the three month period ended September 30, 2011 of $23,748 compared to a net income of $35,453 for the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our current liabilities exceeded our current assets by $4,656,173 compared to a deficit of $5,019,941 as of June 30, 2011.

Cash from operations during the three months ended September 30, 2011 was $2,273,167 as compared to net cash generated of $2,962,588 during the same period in the prior year. The cash generation in the prior year was due primarily to turning reductions in accounts receivable and inventory partially offset by decreases in accounts payable.

Cash used in investing activities for the three months ended September 30, 2011 was $156,845, as compared to cash generated of $153,441 during the same period in the prior year. Included in the cash generation for last year is $154,970 in cash acquired in the ASI transaction. Cash used in the prior period was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

Cash used by financing activities for the three months ended September 30, 2011 totaled $2,485,675, compared to no cash provided or used by financing activities in the prior year. The cash used during the current year was the net amount of reduction in the amount due on the SinoPac credit line.

On September 30, 2011, we had $1,455,241 in non-restricted cash, as compared to $1,824,594 in non-restricted cash on June 30, 2011.

We had net operating loss carry-forwards of approximately $13,475,445 as of September 30, 2011 and $12,986,379 as of June 30, 2011, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

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

On September 28, 2011, we entered into a new revolving credit line with Bank SinoPac with up to $10,000,000 in borrowing availability. This new line of credit replaced the line of credit entered into on February 24, 2011. The terms of the new line of credit require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at September 30, 2011) plus 1.75%. The new line of credit matures September 30, 2012.

As of September 30, 2011, there was $1,758,294 outstanding under the Line of Credit, partially offset by a cash deposit of $207,681, resulting in a net balance of $1,550,613. As of June 30, 2011, there was $4,950,000 outstanding under the Line of Credit, partially offset by a cash deposit of $913,713, resulting in a net balance of $4,036,287. The cash deposits are the result of the timing of the difference when the funds are received and when they are applied to pay down the loan at September 30, 2011 and June 30, 2011 respectively.

The credit line is secured by certain of our assets. The credit line contains standard financial covenants that require us to comply with minimum quarterly liquidity and profitability thresholds and standard non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

As of June 30, 2011 and September 30, 2011, we were in not in compliance with the financial covenants of the Line of Credit. We have not received a waiver of our covenant violation as of June 30, 2011 or September 30, 2011 but are in the process of obtaining a waiver. As a consequence, we are only able to borrow under the terms of the February 24, 2011 agreement.

The Company is taking many measures to improve its operations and ultimate financial position. As seen by the Fiscal year 2011 results, the ASI acquisition improved our revenue and profit generation opportunities. Internally, the Company has continued to invest in new product and market development, resulting in possible new revenue sources. The Company is developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs. Externally, the Company has recently renegotiated an expanded credit agreement and is investigating other alternatives to access additional financing. However, there are no guarantees that any of these efforts will be successful.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2011, the Company incurred losses of $23,748. The Company had an accumulated deficit of $36,908,653 as of September 30, 2011. During the fiscal year ended June 30, 2011, the Company realized net income of $953,885. During the year ended June 30, 2010, the Company incurred losses of $2,238,947. Until fiscal year 2011, the Company had never been profitable and there can be no assurances that it will remain profitable or that it will survive as a public company. We are in violation of the covenants of our Line of Credit and New Line of Credit (as defined elsewhere herein) as of both June 30, 2011 and September 30, 2011, respectively. These issues raise substantial doubt regarding our ability to continue as a going concern.

The Company is taking many measures to improve its operations and ultimate financial position. As seen by the financial results since the ASI acquisition, our revenue and profit generation opportunities have dramatically improved. Internally, the Company has continued to invest in new product and market development resulting in possible new revenue sources. The Company is developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs. Externally, the Company has recently renegotiated an expanded credit agreement and is investigating other alternatives to access additional financing. However, there are no guarantees that any of these efforts will be successful.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, our disclosure controls and procedures are not effective as of the end of the period covered by this report. In light of the material weakness, we performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes to Internal Control over Financial Reporting

Although we previously commenced efforts to address the material weaknesses in our internal control over financial reporting, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have continued the remediation efforts described below, which began in the final quarter of our 2011 fiscal year, but our efforts have not yet proven to fully remediate the material weaknesses.

Remediation of Material Weakness

We previously commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures and continued such efforts during the period covered by this report. Our remediation plan includes the following actions:

•	We have instituted more formal procedures and processes for booking invoices.

•	We have created a system of checks and balances within our accounting and finance departments whereby persons holding different roles within such departments routinely check information prepared by others within such departments to confirm accuracy and completeness.

•	We have improved our daily communications with our overseas offices in order to ensure that we receive relevant financial and other information from such offices on a timely basis.

•	We have identified and begun the implementation process for a company-wide ERP system to be completed in fiscal year 2012.

Although the remediation efforts are continuing, the above material weakness will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURASOUND, INC.

Dated: November 14, 2011	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President, Chief Executive Officer and Chief Financial Officer
(Authorized Signatory)