Form 10-Q
period 2011-12-31
AuraSound, Inc.
filed 2012-02-14
CIK 810208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 14, 2012, there were 16,978,455 shares of the issuer’s common stock, $0.01 par value per share, issued and outstanding.

AuraSound, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

AURASOUND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2011	June 30, 2011*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,265,058	$1,824,594
Restricted Cash	100,002	100,000
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $357,622 at December 31, 2011 and $578,657 at June 30, 2011	8,442,861	14,031,596
Inventory	19,342,463	15,550,960
Other current assets	193,551	108,049
TOTAL CURRENT ASSETS	29,343,935	31,615,199

Property and Equipment, net	744,507	482,503
Intangible Assets and other, net	4,251,539	3,750,163

Goodwill	6,424,314	6,424,314
TOTAL ASSETS	$40,764,295	$42,272,179

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,942,230	$2,940,602
Related party payables	24,840,111	28,255,349
Accrued expenses	925,073	469,403
Accrued taxes	622,803	622,803
Due to Sinopac, net	4,287,097	4,036,287
Shares to be issued	—	310,696
TOTAL CURRENT LIABILITIES	$34,617,314	$36,635,140

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 3,333,333 shares authorized and none outstanding at December 31, 2011 and June 30, 2011	—	—
Common stock - $0.01 par value, 100,000,000 shares authorized at December 31, 2011 and June 30, 2011; 16,978,455 issued and outstanding at December 31, 2011; 16,629,654 issued and outstanding on June 30, 2011	$169,785	$166,297
Additional paid in capital	42,763,640	42,355,647
Accumulated deficit	(36,786,444)	(36,884,905)
Total stockholders' equity	6,146,981	5,637,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,764,295	$42,272,179

*Amounts derived from the audited financial statements for the year ended June 30, 2011

The accompanying notes are an integral part of the unaudited consolidated financial statements

AURASOUND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months-ended		For the six months-ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net revenue	$9,947,335	$27,179,168	$25,074,241	$38,150,370

Cost of sales	8,043,302	24,662,351	21,629,723	34,433,372

Gross Profit	1,904,033	2,516,817	3,444,518	3,716,998

Research and development expenses	204,155	282,475	407,603	370,971
Selling, general and administrative expenses	1,344,965	1,014,947	2,457,868	1,954,845
Amortization	204,501	204,500	409,002	340,835

Total operating expenses	1,753,621	1,501,922	3,274,473	2,666,651

Income from operations	150,412	1,014,895	170,045	1,050,347

Interest expenses, net	44,762	—	87,578	—
Other (Income)/Expense	(16,560)	—	(15,994)	—

Income before income tax	122,210	1,014,895	98,461	1,050,347

Provision for Income taxes	—	—	—	—

Net income	$122,210	$1,014,895	$98,461	$1,050,347

Earnings per share
Basic	$0.01	$0.09	$0.01	$0.09
Diluted	$0.01	$0.05	$0.01	$0.05

Weighted average common shares outstanding
Basic	16,978,455	11,504,835	16,927,272	11,133,847
Diluted	23,161,943	20,975,689	23,110,760	20,209,062

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months-ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,461	$1,050,347
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debts and sales returns	(221,036)	125,000
Provision for obsolete inventory	—	(64,141)
Stock based compensation	100,785	—
Depreciation	62,710	14,037
Amortization	409,002	340,835
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	4,899,392	(11,053,979)
Inventory	(3,791,503)	(10,101,208)
Other assets	(85,502)	(194,049)
Accounts payable	(2,413,610)	20,449,378
Accrued expenses	455,671	86,492
Other	—	(25,000)
Net cash provided by (used in) operating activities	(485,630)	627,712

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(324,714)	(111,501)
Cash acquired in acquisition of net assets and liabilities of ASI	—	154,971
Net cash provided by (used in) investing activities	(324,714)	43,470

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted Cash	(2)	—
Net Line of Credit (payments)/borrowing from Sinopac	250,810	—
Net cash provided by financing activities	250,808	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(559,536)	671,182

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,824,594	129,939

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,265,058	$801,121

SUPPLEMENTAL DISCLOSURES:
Cash paid during the six months for:
Interest	$70,941	$—
Conversion of accounts receivable to other assets	$910,378	$—

Conversion of accounts payable and accrued expenses to equity	$—	$3,000,000
Conversion of notes payable to equity	$—	$1,724,724
Conversion of related party notes payable to equity	$—	$1,904,309
Issuance of Common Stock and Warrants for purchase of net assets and liabilities of ASI	$—	$6,349,205

The accompanying notes are an integral part of these consolidated financial statements

AURASOUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS - AuraSound, Inc. (the “Company,” “AuraSound,” “we,” “us” or “our”) specializes in the design, manufacture and sale of high-fidelity loudspeakers and complete audio solutions. Our headquarters is located in Santa Ana, California, our manufacturing is sourced from mainland China, and we have sales and support offices in Hong Kong, Taiwan and mainland China. We have over 20 years of experience delivering industry leading audio solutions to the professional and consumer markets. With our acquisition of ASI Holdings Limited and ASI Audio Technologies, LLC in July 2010, we moved from being an audio component supplier to a provider of complete audio solutions. This acquisition and the resulting expansion of our business has helped fuel our growth over the past year and a half. Our products have been recognized worldwide via exceptional product reviews, and we differentiate ourselves by offering superior products based on patented technologies. We have an impressive portfolio of customer and technology partners, including many of the leading worldwide brands. We believe our leadership team and internal management processes are among the best in our industry. Our mantra is to deliver the “Ultimate Vision in Sound”.

COMPANY BACKGROUND - Hemcure, Inc. (“Hemcure”) was incorporated under the laws of the state of Minnesota in 1986. On September 8, 2006, Hemcure was reincorporated in the state of Nevada pursuant to a merger with Hemcure, Inc., a Nevada corporation, and the corresponding adoption of Nevada Articles of Incorporation. On June 7, 2007, Hemcure acquired AuraSound, Inc. (“AuraSound”). Aura Sound was incorporated on July 28, 1999 in California to engage in the development, commercialization, and sale of audio products, sound systems, and audio components using electromagnetic technology. On February 12, 2008, the Company changed its name from Hemcure, Inc. to AuraSound, Inc.

On July 10, 2010, AuraSound, Inc. entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited, a Hong Kong corporation (“ASI Holdings”), and its wholly-owned subsidiary ASI Audio Technologies, LLC, an Arizona limited liability company (“ASI Arizona”), pursuant to which AuraSound acquired substantially all of the business assets and certain liabilities of ASI Holdings and ASI Arizona (the “ASI Transaction”). This acquisition added the television soundbar product line that is the majority of our current business. See Note 4 below for additional information.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and disclose the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining fair value of allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions. Reclassifications of prior year’s data have been made to conform to 2011 classifications.

GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2011, the Company realized net income of $98,461. The Company had an accumulated deficit of $36,786,444 as of December 31, 2011. During the fiscal year ended June 30, 2011, the Company realized net income of $953,885. During the year ended June 30, 2010, the Company incurred losses of $2,238,947. Until fiscal year 2011, the Company had never been profitable and there can be no assurance that it will remain profitable or that it will survive as a public company. We are in violation of the covenants of our Line of Credit (as defined elsewhere herein) as of both June 30, 2011 and December 31, 2011, respectively. These issues raise substantial doubt regarding our ability to continue as a going concern.

The Company is taking many measures to improve its operations and ultimate financial position. As seen by the financial results since the ASI Transaction, our revenue and profit generation opportunities have dramatically improved. Internally, the Company has continued to invest in new product and market development resulting in possible new revenue sources. The Company is developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs. We continue to manage our expenses diligently. Externally, we are investigating other alternatives to access additional financing, such as equity financing as well as relationships with new lenders for an increased line of credit. However, there are no guarantees that any of these efforts will be successful.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of AuraSound, Inc. and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS - The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as selling, general and administrative expense. The Company records reductions to revenue for estimated customer sales returns, rebates and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms and current conditions.

Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. As of December 31, 2011 and June 30, 2011, the allowance for doubtful accounts and sales returns amounted to $357,622 and $578,657, respectively.

PROPERTY, PLANT & EQUIPMENT - As of December 31, 2011 and June 30, 2011, the Company had net property, plant and equipment in the amount of $744,507 and $482,503, respectively, consisting of the following:

	December 31, 2011	June 30, 2011
	Unaudited	Audited

Machinery and equipment	$29,479	$29,479
Tooling	433,755	353,172
Computer software and equipment	133,033	10,369
Leasehold improvements	81,917	56,927
Furniture and Fixture, office equipment	235,324	138,847
Total property and equipment	913,508	588,794
Accumulated depreciation	(169,001)	(106,291)
Net value of property and equipment	$744,507	$482,503

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals, if any, are included in the results of operations.

WARRANTY LIABILITY - Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period (generally one year) after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with factors such as return rates and repair costs, which are reviewed quarterly.

Our warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses and is included in accrued liabilities in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. As of December 31, 2011 and June 30, 2011, the warranty accrual amounted to $122,764 and $220,118, respectively.

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

At December 31, 2011, the Company had 13,642,934 potentially dilutive warrant shares outstanding and 377,507 potentially dilutive vested options, of which both are included in the diluted loss per share calculation.

The difference in the weighted average shares outstanding used in the calculation of basic and diluted earnings per share for six months ended December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010
Net Income	$98,461	$1,050,347

Basic:
Weighted average common shares outstanding	16,927,272	11,133,847

Shares used in computation of basic net income per share	16,927,272	11,133,847

Net Income per share - basic	$0.01	$0.09

Diluted:
Shares used in computation of basic net income per share	16,927,272	11,133,847

Net shares assumed issued using the treasury stock method for outstanding common stock warrants	6,183,488	9,075,215

Shares used in computation of diluted net income per share	23,110,760	20,209,062

Net Income per share - diluted	$0.00	$0.05

Warrants having exercise prices that are greater than the per share market price for our common stock, if any, have also been excluded from the diluted per share calculation for fiscal year 2011 and the six months ended December 31, 2011. There were no shares represented by such warrants for fiscal year 2011 and no shares represented by such warrants as of December 31, 2010.

NEW ACCOUNTING PRONOUNCEMENTS - In August 2011, the Financial Accounting Standards Board (“FASB”) amended guidance relating to Testing Goodwill for Impairment. The amendments in this Accounting Standards Update (“ASU”) are intended to simplify how entities, both public and nonpublic, test goodwill for impairment in response to concerns regarding the cost and complexity of performing the first of the two-step goodwill impairment test, especially for private companies. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted by paragraph 350-20-35-29. An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. These amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment – which is designated for evaluation under a separate FASB project. The new guidance is effective for fiscal years beginning after December 15, 2011 for public and nonpublic entities. The adoption of these amendments is not expected to have a material impact on our condensed consolidated financial statements.

RECLASSIFICATIONS - Certain items related to fiscal year 2011 in the accompanying consolidated financial statements have been reclassified from the prior year to conform to the current year presentation.

NOTE 4 - ACQUISITION

On July 10, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ASI Holdings Limited (“ASI Holdings”) and ASI Holdings’ wholly-owned subsidiary, ASI Audio Technologies, LLC (“ASI Arizona” and collectively with ASI Holdings, “ASI”). The total purchase price was a fair value of $6,366,775, which was determined by an outside valuation expert. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the business assets and certain liabilities of ASI, in exchange for the issuance of an aggregate of 5,988,005 shares (the “ASI Transaction Shares”) of unregistered common stock of the Company (“Common Stock”) to the two shareholders of ASI Holdings, including the issuance to Sunny World Associates Limited (“Sunny World”), the owner of 90% of the outstanding shares of ASI Holdings, which is controlled by Harald Weisshaupt, our President and Chief Executive Officer, and a five (5) year warrant to purchase an aggregate of 3,000,000 shares of Common Stock (the “ASI Warrant Shares”) at an exercise price of $1.00 per share (the “ASI Warrant”) with vesting based on certain milestones.

Pursuant to the Asset Purchase Agreement, Sunny World received 90% of the ASI Transaction Shares, and Faithful Aim Limited (“Faithful Aim”), the owner of 10% of the outstanding shares of ASI Holdings, received 10% of the ASI Transaction Shares.

The ASI acquisition included certain intangible assets of customer relationships with a value of $2,200,000, a non-compete agreement with a value of $1,600,000 and a trade name with a value of $700,000.

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

For the six months ended
December 31, 2010

Net sales	$40,743,688
Income from operations	$197,585.00
Net income	$197,585

NOTE 5 - INVENTORIES

Inventories consisted of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Raw materials	$5,210,008	$2,153,802
Work in Progress	211,777	—
Finished goods	13,920,678	13,397,158
Inventory	$19,342,463	$15,550,960

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Warranty	$122,764	$220,118
Deferred Rent	158,567	82,780
Accrued payroll and other	643,742	166,505
Total	$925,073	$469,403

NOTE 7 – INTANGIBLE ASSETS AND OTHER ASSETS, NET

Intangible assets consisted of the following:

	Average		12/31/2011
	Useful Life		Accumulated
	(Years)	Gross	Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	10	$2,200,000	$(311,678)	$1,888,322
Non-compete agreement	3	1,600,000	(748,000)	852,000
Trade name	10	700,000	(99,161)	600,839
		$4,500,000	$(1,158,839)	$3,341,161

On February 6, 2012, the Company entered into an Asset Purchase Agreement (the “Arvani Asset Purchase Agreement”) with Arvani Display AS (“Arvani”) to purchase the Arvani customer lists and its trade name and related trademarks. The total purchase price was $910,378. Please see note 12 for details.

Amortization expense for the six month period ending December 31, 2011, and December 31, 2010 totaled $409,002 and $340,835, respectively. The Company estimates that the total amortization expense for the next five years will be as follows:

2012	$414,331
2013	823,333
2014	339,333
2015	290,000
2016	290,000
Thereafter	1,184,164
Total	$3,341,161

NOTE 8- DEBT

RELATED PARTY NOTES

Arthur Liu Notes

Notes payable to related parties at June 30, 2011 and June 30, 2010 equaled $0 and $1,264,791, respectively, and consisted of notes to Inseat Solutions, LLC, an entity owned by our former Chief Executive Officer, Arthur Liu. These notes were of various dates and all bore interest at 8% per annum, with principle and interest due on demand. Interest expense for the fiscal years ended June 30, 2011 and June 30, 2010 amounted to $0 and $101,162, respectively. As of June 30, 2011 and June 30, 2010, the accrued interest on the notes payable related to these notes amounted to $0 and $227,814, respectively.

Debt Conversion Agreement

On July 10, 2010, AuraSound entered into and consummated an Agreement to Convert Debt (the “Debt Conversion Agreement”) with Inseat Solutions, LLC (“Inseat”), a California limited liability company controlled by Arthur Liu, AuraSound’s former Chief Executive Officer and Chief Financial Officer. Pursuant to the Debt Conversion Agreement, AuraSound issued 326,173 shares of unregistered Common Stock and a three (3) year warrant to purchase 2,243,724 shares of Common Stock at an exercise price of $0.50 per share (the “Inseat Warrant”), in consideration of the cancellation of $1,904,305 of indebtedness owed by AuraSound to Inseat. The Inseat Warrant is exercisable for cash only. The aggregate fair value of the aforementioned common stock and common stock purchase warrant was determined to be $456,402 as determined by a third party valuation. As a result of this transaction the Company recognized a gain on debt extinguishment of $1,447,907, which was treated as contributed capital.

GGEC Notes

On October 8, 2008, GuoGuang Electric Company, Ltd. (“GGEC”) entered into a non-binding letter of intent directed at a possible transaction whereby GGEC would acquire a 55% interest in AuraSound, Inc. During the evaluation period, GGEC agreed to fund up to $150,000 per month for current operating costs until the transaction was either consummated or terminated. As of June 30, 2010, GGEC had advanced $1,253,558. Under the terms of that agreement, interest was accrued at 8% and the notes were collateralized by all of the Company’s present and future tangible and intangible assets. Interest expense of $75,213 was related to these notes for the year ended June 30, 2010. Interest accrued on the notes totaled $116,301 as of June 30, 2010.

GGEC Notes - Securities Purchase Agreement

On July 10, 2010, the Company entered into a securities purchase agreement (the “SPA”) with GGEC America, Inc., a California corporation (“GGEC America”), and its parent, GGEC, a manufacturer of our products. Pursuant to the SPA, the Company issued to GGEC America: (i) 6,000,000 shares of unregistered Common Stock, (ii) a five (5) year warrant to purchase 6,000,000 shares of Common Stock at an exercise price of $1.00 per share, and (iii) a three (3) year warrant to purchase 2,317,265 shares of Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $3,000,000 (the “GGEC Transaction”). Concurrently therewith, the Company entered into a debt extinguishment agreement, whereby GGEC America agreed to cancel $3,000,000 of notes payable and other liabilities. The aggregate fair value of the aforementioned Common Stock and warrant was determined to be $2,900,981 as determined by a third party valuation. As a result of this transaction the company recorded gain on debt extinguishment of $99,019 in fiscal year 2011.

BANK DEBT

On February 24, 2011, the Company opened a Line of Credit with Bank SinoPac (“SinoPac”) with up to $5,000,000 in borrowing availability (the “Line of Credit”). Under the Line of Credit, the Company assigns invoices to SinoPac for a borrowing base and can borrow a percentage of the receivable (60% – 75% of the invoice value depending on historical dilution, which is primarily the dollar value of credits for returns against the original invoice value) to use for working capital purposes. There is a factoring fee of 0.2% for each invoice assigned. Payments from the customer go directly to SinoPac, and SinoPac receives and applies the payment for the factored invoice to reduce the loan balance. The remaining funds, if any, are available for the Company’s use. The Line of Credit’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at December 31, 2011) plus 1.75%.

As of December 31, 2011, there was $4,287,097 outstanding, and $712,903 available, under the Line of Credit. As of June 30, 2011, there was $4,950,000 outstanding, and $963,713 available, under the Line of Credit, partially offset by a cash deposit of $913,713, resulting in a net balance of $4,036,287. The cash deposit is the result of the timing of the difference when the funds are received and when they are applied to pay down the loan at December 31, 2011 and June 30, 2011 respectively.

The Line of Credit is secured by certain of the Company’s assets. As of December 31, 2011, the Company had pledged $5,918,137 as security for the Line of Credit. As of June 30, 2011, the Company had pledged $8,798,414 as security for the Line of Credit. The Line of Credit contains standard financial covenants that require the Company to comply with minimum quarterly liquidity and profitability thresholds and standard non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

The Company was entering into a new revolving credit line with SinoPac with upto $10,000,000 in borrowing availability (the “New Line of Credit”), however as of December 31, 2011 and June 30, 2011, the Company was not in compliance with its financial covenants under the Line of Credit and the New Line of Credit was never entered into. In addition the Line of Credit matured on January 31, 2012. The Company has received a preliminary approval on the Line of Credit to extend the maturity date to March 30, 2012 in order for SinoPac to complete its waiver process. The Company is also in the process of obtaining from SinoPac a waiver of the Company’s non-compliance with the financial covenants under the Line of Credit as of June 30, 2011 and December 31, 2011. During the waiver process, the Company continues to be able to borrow $5,000,000 under the terms of the Line of Credit.

NOTE 9 - RELATED PARTY TRANSACTIONS AND COMMITMENT

GGEC provides manufacturing services to AuraSound. In the six-months ending December 31, 2011 we purchased $12,139,993 in goods and services from GGEC, representing approximately 68% of our purchases. The amount due to this vendor as of December 31, 2011 totals $24,840,111.

NOTE 10 - STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The following table summarizes the Company’s preferred stock at December 31, 2011 and June 30, 2011:

Par value $0.01	December 31, 2011	June 30, 2011
Authorized	3,333,333	3,333,333
Issued	—	—
Outstanding	—	—

COMMON STOCK

The following table summarizes the Company’s common stock at December 31, 2011 and June 30, 2011:

Par value $0.01	December 31, 2011	June 30, 2011
Authorized	100,000,000	100,000,000
Issued	16,978,455	16,629,654
Outstanding	16,978,455	16,629,654

WARRANTS

The following is a summary of the status of the warrants outstanding as of December 31, 2011:

In July 2010, we modified 3,001,945 warrants to waive the anti-dilution provisions in exchange for a two year extension of the warrants. There was no fair value adjustment necessary for the warrant amendments, as the fair values before and after the amendment were approximately equal. The warrant fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: pre-modification; expected term of 3 years; volatility of 47%; annual dividend per share of $ 0.00; and risk-free interest of rate 0.6%. Post-modification fair values were estimated using the following assumptions: expected term of 4 years; volatility of 46%; annual dividend per share of $ 0.00; and risk-free interest rate of 1.4%.

	Outstanding		Exercisable
Exercise Price	Shares	Weighted Average Contractual Life (Months)	Shares	Intrinsic Value
$0.50	5,445,669	59	5,445,669	4,846,645
0.75	2,197,265	36	2,197,265	1,406,250
$1.00	6,000,000	60	6,000,000	2,340,000

	13,642,934		13,642,934	$8,592,895

The following table summarizes the activity for all stock warrants outstanding at December 31, 2011:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, June 30, 2011	14,142,934	$0.76	2.9 years	$3,397,151

Voided September 15, 2011	(2,317,265)	$0.75	1.8 years	$(2,433,128)
Replaced September 15, 2011	1,817,265	$0.75	1.8 years	$1,908,128

Granted December 31, 2011	—	—	—	—
Exercised December 31, 2011	—	—	—	—

Outstanding December 31, 2011	13,642,934	$0.76	2.5 years	8,592,895
Exercisable, December 31, 2011	13,642,934	$0.76	2.5 years	8,592,895

OPTIONS

We use the Black-Scholes option-pricing model to determine the fair value of stock options and the closing market price of our common stock on the date of the grant. Stock-based compensation expense is recorded for all stock options expected to vest as the requisite service is rendered. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock-based awards. As there has been no historical experience to establish a forfeiture rate specific to our company, we estimate the forfeiture rate based on comparable companies forfeiture experience.

As of October 31, 2011, AuraSound granted to employees 1,238,000 stock options under the 2011 Stock Incentive Plan. The following table sets forth, certain aspects of AuraSound stock options as of December 31, 2011:

Options Pool Approved			Options Outstanding and Options Available
Description	Aura Employees/Key Personal	Total	Granted	Vested	Available For Future Grants	Total
Stock Option Grants	5,000,000	5,000,000	1,238,000	377,507	3,762,000	5,000,000

The following table sets forth the total stock-based compensation expense:

	For the three months-ended		For the six months-ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Selling, general and administrative expenses	$100,785	$—	$100,785	$—

As of December 31, 2011, AuraSound had approximately $224,000 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 2.8 years.

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

Under the provisions of the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, there are three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities. The carrying value of cash and cash equivalents, trade receivables and payables, prepaid expenses and other current assets, accounts payable, and other payables and liabilities is considered to be representative of their fair values based on the short term nature of these instruments. As such, cash and cash equivalents are classified within Level 1 of the valuation hierarchy.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets),or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities during any period presented.

Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. In determining fair value of the warrants outside valuation firms were used to help assess the value of the warrants under ASC 820. Level 1, 2 and 3 inputs to the approaches listed below were considered in determining the fair value of the warrants issued. Due to the lack of volume in the trading of our common stock, the last trading price was not considered representative of fair value. Other valuation factors were considered to determine fair value such as:

•	Discounted Cash Flow Model

•	Market Approach using Guideline Companies

•	Cost Approach

•	AuraSound Market Indication

•	Option Pricing Models to determine marketability discount.

NOTE 11- MAJOR CUSTOMERS AND MAJOR VENDORS

We had three major customer during the three and six months ended September 30, 2011 and December 31, 2011 that accounted for 90% and 86% of our sales. The receivables due from these customers as of December 31, 2011 and 2010 totaled $7,979,250 and $14,886,749, respectively.

We had one major vendor during the three and six month period ending December 31, 2011 that accounted for 57% and 68% of our purchases. This major vendor was GGEC. The amount due to this vendor as of December 31, 2011 totaled $24,840,111. During the six months ended December 31, 2010, GGEC accounted for in excess of 96% of our purchases. The amount due this vendor as of December 31, 2010 totaled $37,260,420.

NOTE 12. SUBSEQUENT EVENTS

On February 6, 2012, the Company entered into an Asset Purchase Agreement (the “Arvani Asset Purchase Agreement”) with Arvani Display AS (“Arvani”) to purchase the Arvani customer lists and its trade name and related trademarks. The total purchase price was $910,378. Pursuant to the Arvani Asset Purchase Agreement, the Company agreed to acquire customer lists and Arvani trade name and related trademarks, in exchange for the purchase price. The purchase price was paid by the Company by forgiving payables owed to the Company by Arvani.

Other than the above paragraph, we have evaluated events or transactions that occurred after the balance sheet date of December 31, 2011 through the date of this filing and have identified no such events or transactions which require adjustment to, or disclosure in, these financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements relating to future plans and developments, financial goals and operating performance that are based on our current expectations, estimates, forecasts and projections about future events, which we derive from the information currently available to us. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Any statements that do not relate to historical or current facts or matters are forward-looking statements. In particular, those statements that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “intends,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms are forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including those described in this report. These and other factors may cause our actual results to differ materially from any forward-looking statements.

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

You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including, but not limited to, those made under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on October 13, 2011, as amended October 18, 2011, and those made in our other filings with the Securities and Exchange Commission (the “SEC”). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

Basis of Presentation

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for each of the three months ended December 31, 2011 and 2010, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This report contains certain forward-looking statements and information. The cautionary statements included below and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We specialize in the design, manufacture and sale of high-fidelity loudspeakers and complete audio solutions. Our headquarters is located in Santa Ana, California, our manufacturing is sourced from mainland China, and we have sales and support offices in Hong Kong, Taiwan and mainland China. We have over 20 years of experience delivering industry leading audio solutions to the professional and consumer markets. With our acquisition of ASI in July 2010, we moved from being an audio component supplier to a provider of complete audio solutions, which has helped fuel our growth over the past year. We have been recognized worldwide via various product reviews, and we differentiate ourselves by offering what we believe to be superior products based on patented technologies. We have an impressive portfolio of customer and technology partners, including many of the leading worldwide brands. Our leadership team and internal management processes are among the best in our industry. Our mantra is to deliver the “Ultimate Vision in Sound”.

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

Manufacturing

We outsource some of our product manufacturing and some testing and development functions to GGEC. The manufacturing campus of GGEC is located in Guangzhou, China and consists of 1,200,000 square meters with more than 26 production lines. The plant is also ISO-9001, ISO 14000, TS16949 and QS-9000 certified and contains extensive research and development facilities; a full range of testing facilities including one of China’s largest anechoic chamber used for loudspeaker design; research labs for magnetics, cone materials, vibrations and speaker systems design; an engineering library; office space; and a show room. The facility also has extensive warehousing and full living accommodations for the staff.

We began to use DMEGC, a major magnectic products company, as a second supplier in July 2010 in order to increase our manufacturing capacity. Located in Dongyang, China, DMEGC is capable of producing 2 million AV speakers per month, 1.1 million TV speakers per month, and 350,000 auto speakers per month. DMEGC is the single largest magnet provider worldwide, commanding 70% of the global market-share, and exports 90% of its products to the U.S., Japan, and Europe.

In June 2011, we further increased our manufacturing capacity by adding another factory in Wuhan, China in partnership with Proview Technology (a subsidiary of Proview International Holdings, Ltd.). The facility consists of 54,000 square meters and the capability for up to 32 production lines for speakers, soundbars, Neo-Radial Technology® drivers, SMT and soldering. Initial shipments from this factory started in July 2011, with a focus on producing our consumer audio solutions, specifically our TV soundbars and proprietary speaker drivers.

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

VENDOR REBATES -The Company may receive consideration from vendors in the normal course of business in the form of cash or product. The Company recognizes a reduction of cost of goods sold when the rebate is received.

WARRANTY LIABILITY -Certain of our products are sold with a warranty that provides for repairs or replacement of any defective parts for a period (generally one year) after the sale. At the time of the sale, we accrue an estimate of the cost of providing the warranty based on prior experience with such factors as return rates and repair costs, which are reviewed quarterly.

Our warranty accrual is based on historical costs of warranty repairs and expected future identifiable warranty expenses, and is included in accrued liabilities in the accompanying consolidated balance sheets. Warranty expenses are included in cost of sales in the accompanying consolidated statements of income. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair costs and warranty return rates and are included in current period warranty expense. As of December 31, 2011 and June 30, 2011, the warranty accrual amounted to $122,764 and $220,118, respectively.

INVENTORY RESERVES - We establish inventory reserves for estimated obsolescence, unmarketable, or slow-moving inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value (based upon assumptions about future demand and market conditions). If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. As of December 31, 2011 and June 30, 2011, there was no allowance for obsolescence.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS INCLUDING GOODWILL - We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred, and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Any restructuring charges associated with a business combination are expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

The results of operations of acquired businesses are included in our Consolidated Financial Statements from the acquisition date.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the fourth fiscal quarter or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of our reportable business unit using a discounted cash flow methodology and then compare the fair values to its carrying value. We concluded that there was no impairment triggering events during fiscal year 2011 or the six months ended December 31, 2011.

RELATED-PARTY TRANSACTIONS -We have significant related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

IMPAIRMENT OF LONG-LIVED ASSETS -We evaluate our long-lived assets for impairment annually or more frequently if we believe indicators of impairment exist. Significant management judgment is required during the evaluation, which includes forecasts of future operating results. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We had no such asset impairments during the six months ended December 31, 2011 or June 30, 2011.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at the six months ended December 31, 2011 and June 30, 2011.

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

STOCK-BASED COMPENSATION – We use the Black-Scholes option-pricing model to determine the fair value of stock options and the closing market price of our common stock on the date of the grant. Stock-based compensation expense is recorded for all stock options expected to vest as the requisite service is rendered. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock-based awards. As there has been no historical experience to establish a forfeiture rate specific to our company, we estimate the forfeiture rate based on comparable companies forfeiture experience.

As of October 31, 2011, AuraSound granted to employees 1,238,000 stock options under the 2011 Stock Incentive Plan. The following table sets forth, certain aspects of AuraSound stock options as of December 31, 2011:

Options Pool Approved			Options Outstanding and Options Available
Description	Aura Employees/Key Personal	Total	Granted	Vested	Available For Future Grants	Total
Stock Option Grants	5,000,000	5,000,000	1,238,000.00	377,507	3,762,000	5,000,000

The following table sets forth the total stock-based compensation expense:

	For the three months-ended		For the six months-ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Selling, general and administrative expenses	$100,785	$—	$100,785	$—

As of December 31, 2011, AuraSound had approximately $224,000 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 2.8 years.

RESULTS OF OPERATIONS

Three Months Ending December 31, 2011 Compared to Fiscal Year Ending December 31, 2010

REVENUE

Revenue for the three months ended December 31, 2011 decreased by $17,231,833 or 63%, compared to the prior year’s three month period, decreasing from $27,179,168 to $9,947,335. The decrease in sales for the current period was primarily the result of a weaker consumer market.

GROSS PROFIT

Cost of sales for the three months ended December 31, 2011 was $8,043,302 as compared to cost of sales of $24,662,351 for the three months ended December 31, 2010, which resulted in a gross profit for the current period of $1,904,033, compared to a gross profit of $2,516,817 during the prior year. The decrease in gross profit for the current period was primarily the result of less revenue. Gross margin for December 31, 2011 was 19.1%. The increase in gross profit margin was due to end customer support initiatives. Without the customer support initiatives the gross margin for the period ending 12/31/11 was 6%.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended December 31, 2011 totaled $204,155, a decrease of $78,320, or 28%, from the $282,475 incurred for the same period in the prior year. This decrease was the result of several initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to our future growth, and as such, we expect to continue to increase research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2011 increased by $330,018, or 33%, to $1,344,965 as compared to $1,014,947 for the three months ended December 31, 2010. The increase in expenses was due to an increase in expenses associated with our rapid growth including increased labor and travel costs and certain startup and consulting expense. Included in the general and administrative expenses for the period ended December 31, 2011 are certain one-time expenses associated with the start up expenses of the Wuhan Factory, consulting expenses associated with the year-end audit and various other one time expenses which approximately equaled $345,000.

We expect that our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, as well as the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

AMORTIZATION EXPENSES

Amortization expenses for the three months ended December 31, 2011 totaled $204,501, an increase of $1, or less than 1%, from the $204,500 for the three months ended December 31, 2010.

INTEREST EXPENSE

Net interest expense totaled $44,762 for the three month period ended December 31, 2011, compared with net interest expense of $0 for the three month period ended December 31, 2010. Interest charges for the 2012 fiscal year relate to the revolving credit line established with SinoPac Bank in February 2011.

OTHER EXPENSE

Other expense totaled $16,560 for the three month period ended December 31, 2011, compared with no other income/expense for the three month period ended December 31, 2010. This was the result of a small foreign exchange gain.

INCOME TAXES

For the three month period ended December 31, 2011, and the three months ended December 31, 2010, we realized no income tax expense or benefit. We have significant income tax net operating loss carry forwards. However, due to the uncertainty of our being able to realize the deferred tax asset; a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2011 and December 31, 2010.

NET INCOME/(LOSS)

As a result of the above including the startup expenses and one time revenue and expenses, there was a net income for the three month period ended December 31, 2011 of $122,210 compared to a net income of $1,014,895 for the three month period ended December 31, 2010.

Six Months Ending December 31, 2011 Compared to Fiscal Year Ending December 31, 2010

REVENUE

Revenue for the six months ended December 31, 2011 decreased by $13,076,129, or 34%, compared to the prior year’s six month period, decreasing from $38,150,370 to $25,074,241. The decrease in sales for the current period was primarily the result of a weaker consumer market.

GROSS PROFIT

Cost of sales for the six months ended December 31, 2011 was $21,629,723 as compared to cost of sales of $34,433,372 for the six months ended December 31, 2010, which resulted in a gross profit for the current period of $3,444,518, compared to a gross profit of $3,716,998 during the prior year. The decrease in gross profit for the current period was primarily the result of less revenue. Gross margin for December 31, 2011 was 14%. The increase in gross profit margin was due to end customer support initiatives. Without the customer support initiatives the gross margin for both periods was essentially the same, at just under 10% of revenue.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the six months ended December 31, 2011 totaled $407,603, an increase of $36,632, or 10%, from the $370,971 incurred for the same period in the prior year. This increase was the result of several initiatives to launch new products and improve existing product lines. Development of new and customer specific products is vital to our future growth, and as such, we expect to continue to increase research and development costs for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended December 31, 2011 increased by $503,023, or 26%, to $2,457,868 as compared to $1,954,845 for the six months ended December 31, 2010. The increase in expenses was due to an increase in expenses associated with our rapid growth including increased labor and travel costs and certain startup and consulting expense. Included in the general and administrative expenses for the period ended December 31, 2011 are certain one-time expenses associated with the start up expenses of the Wuhan Factory, consulting expenses associated with the year-end audit and various other one time expenses which approximately equaled $345,000.

We expect that our general and administrative costs will continue to be significant due to the costs of regulatory compliance as a public company, as well as the expected incremental costs related to volumetric increases in the manufacturing and sale of audio speakers and other equipment.

AMORTIZATION EXPENSES

Amortization expenses for the six months ended December 31, 2011 totaled $409,002, an increase of $68,167, or 20%, from the $340,835 for the six months ended December 31, 2010. The increase is due to one additional month being subjected to amortization expense.

INTEREST EXPENSE

Net interest expense totaled $87,578 for the six month period ended December 31, 2011, compared with net interest expense of $0 for the six month period ended December 31, 2010. Interest charges for the 2012 fiscal year relate to the revolving credit line established with SinoPac Bank in February 2011.

OTHER EXPENSE

Other income totaled $15,994 for the six month period ended December 31, 2011, compared with no other income for the six month period ended December 31, 2010. This was the result of a small foreign exchange gain.

INCOME TAXES

For the six month period ended December 31, 2011, and the six months ended December 31, 2010, we realized no income tax expense or benefit. We have significant income tax net operating loss carry forwards. However, due to the uncertainty of our being able to realize the deferred tax asset; a reserve equal to the amount of deferred tax benefit has been established as of December 31, 2011 and June 30, 2011.

NET INCOME/(LOSS)

As a result of the above including the startup expenses and one time revenue and expenses, there was a net income for the six month period ended December 31, 2011 of $98,461 compared to a net income of $1,050,347 for the six month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our current liabilities exceeded our current assets by $5,273,379, compared to a deficit of $5,019,941 as of June 30, 2011.

Cash used by operations during the six months ended December 31, 2011 was a negative $485,630 as compared to net cash generated of $627,712 during the same period in the prior year. The cash generation in the prior year was due primarily to turning reductions in accounts receivable and inventory partially offset by decreases in accounts payable.

Cash used in investing activities for the six months ended December 31, 2011 was $324,714, as compared to cash generated of $43,470 during the same period in the prior year. Included in the cash generation for last year is $154,971 in cash acquired in the ASI Transaction. Cash used in the prior period was primarily used for the purchase of various tools, jigs and dies for use in the production of customer products.

Cash used by financing activities for the six months ended December 31, 2011 totaled $250,808, compared to no cash provided or used by financing activities in the prior year. The cash used during the current year was the net amount of reduction in the amount due on the SinoPac credit line.

On December 31, 2011, we had $100,002 in non-restricted cash, as compared to $100,000 in non-restricted cash on June 30, 2011.

We had net operating loss carry-forwards of approximately $13,324,085 as of December 31, 2011 and $12,986,379 as of June 30, 2011, which will expire in various amounts through the year 2030. Based upon historical operating results, management has determined that it cannot conclude that it is more likely than not that the deferred tax is realizable. Accordingly, a 100% valuation reserve allowance has been provided against the deferred tax benefit asset.

On February 24, 2011, the Company opened a Line of Credit with Bank SinoPac (“SinoPac”) with up to $5,000,000 in borrowing availability (the “Line of Credit”). Under the Line of Credit, the Company assigns invoices to SinoPac for a borrowing base and can borrow a percentage of the receivable (60% – 75% of the invoice value depending on historical dilution, which is primarily the dollar value of credits for returns against the original invoice value) to use for working capital purposes. There is a factoring fee of 0.2% for each invoice assigned. Payments from the customer go directly to SinoPac, and SinoPac receives and applies the payment for the factored invoice to reduce the loan balance. The remaining funds, if any, are available for the Company’s use. The Line of Credit’s terms require monthly interest payments based on borrowed amounts at a floating interest rate, calculated as the prime rate of interest (3.25% at December 31, 2011) plus 1.75%.

As of December 31, 2011, there was $4,287,097 outstanding, and $712,903 available, under the Line of Credit. As of June 30, 2011, there was $4,950,000 outstanding, and $963,713 available, under the Line of Credit, partially offset by a cash deposit of $913,713, resulting in a net balance of $4,036,287. The cash deposit is the result of the timing of the difference when the funds are received and when they are applied to pay down the loan at June 30, 2011.

The Line of Credit is secured by certain of the Company’s assets. As of December 31, 2011, the Company had pledged $5,918,137 as security for the Line of Credit. As of June 30, 2011, the Company had pledged $8,798,414 as security for the Line of Credit. The Line of Credit contains standard financial covenants that require the Company to comply with minimum quarterly liquidity and profitability thresholds and standard non-financial covenants that include quarterly and annual reporting requirements and certain operational restrictions.

The Company was entering into the New Line of Credit, however as of December 31, 2011 and June 30, 2011, the Company was not in compliance with its financial covenants under the Line of Credit and the New Line of Credit was never entered into. In addition the Line of Credit matured on January 31, 2012. The Company has received a preliminary approval on the Line of Credit to extend the maturity date to March 30, 2012 in order for SinoPac to complete its waiver process. The Company is also in the process of obtaining from SinoPac a waiver of the Company’s non-compliance with the financial covenants under the Line of Credit as of June 30, 2011 and December 31, 2011. During the waiver process, the Company continues to be able to borrow $5,000,000 under the terms of the Line of Credit.

We are taking many measures to improve its operations and ultimate financial position. As seen by our fiscal year 2011 results, the ASI Transaction improved our revenue and profit generation opportunities. Internally, we have continued to invest in new product and market development, resulting in possible new revenue sources. We are developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs. Externally, we are investigating other alternatives to access additional financing. However, there are no guarantees that any of these efforts will be successful.

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

GOING CONCERN STATUS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2011, we realized net income of $98,461. We had an accumulated deficit of $36,786,444 as of December 31, 2011. During the fiscal year ended June 30, 2011, we realized net income of $953,885. During the year ended June 30, 2010, we incurred losses of $2,238,947. Until fiscal year 2011, we had never been profitable and there can be no assurances that it will remain profitable or that it will survive as a public company. We are in violation of the covenants of our Line of Credit (as defined elsewhere herein) as of both June 30, 2011 and December 31, 2011, respectively. These issues raise substantial doubt regarding our ability to continue as a going concern.

We are taking many measures to improve its operations and ultimate financial position. As seen by the financial results since the ASI Transaction, our revenue and profit generation opportunities have dramatically improved. Internally, we have continued to invest in new product and market development resulting in possible new revenue sources. We are developing alternative production capacity to ultimately lower manufacturing costs and improve our ability to respond to changing customer needs. We continue to manage our expenses diligently. Externally, we are investigating other alternatives to access additional financing such as equity financing as well as relationships with new lenders for an increased line of credit. However, there are no guarantees that any of these efforts will be successful.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the existence of the following material weakness:

•	We did not design and maintain certain adequate internal controls over certain of our accounting methods as follows:

•	The company does not have a procedure for billing customers upon completion of the shipments. The company bills based on correspondence with logistics team and 3rd party warehouses and supporting shipping documents are not always obtained prior to billing. Errors periodically occur in which inventory is billed to a customer prior to shipment.

•	The company does not have proper segregation of duties within the accounting department.. All members of the accounting team have access to the accounting software and can make changes after reconciliations and reviews have been performed. Additionally, certain personnel are assigned several accounting duties which are incompatible and cause a weakness in the control process.

•	The company does not have adequate oversight of overseas operations. Certain transactions are processed and recorded by the overseas offices in which support is not provided to or reviewed by the accounting department.

•	The company does not have an adequate process in place for accurate and timely financial reporting.

•	The company does not utilize a reputable and sophisticated accounting software system. The current software does not have an inventory module. Inventory listings are generated using 3rd party reports and are maintained in Excel. The inventory valuation is also calculated in Excel which creates an inherent risk of error.

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

Changes to Internal Control over Financial Reporting

Although we previously commenced efforts to address the material weakness in our internal control over financial reporting, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have continued the remediation efforts described below, which began in the final quarter of our 2011 fiscal year, but our efforts have not yet proven to fully remediate the material weakness.

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

AURASOUND, INC.

Dated: February 14, 2012	By:	/s/ Harald Weisshaupt
Harald Weisshaupt
President, Chief Executive Officer and Chief Financial Officer
(Authorized Signatory)

